Form 10-Q
period 1996-03-31
MERIT BEHAVIORAL CARE CORP
filed 1996-05-14
CIK 1005530

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C. 20549
                               FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                              OR


  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File No. 33-80987

                   Merit Behavioral Care Corporation
         (Exact name of registrant as specified in its charter)

            Delaware                            22-3236927
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)      Identification Number)

                           One Maynard Drive
                      Park Ridge, New Jersey 07656
                (Address of principal executive offices)

                            (201) 391-8700
                   (Registrant's telephone number,
                         including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes..X..   No......

As of April 30, 1996, 28,298,800 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.




                MERIT BEHAVIORAL CARE CORPORATION

                        Table of Contents
                Form 10-Q for the Quarterly Period
                       Ended March 31, 1996


PART I         FINANCIAL INFORMATION                         Page

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at
               March 31, 1996 and September 30, 1995           3

               Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 1996 and March 31, 1995, and
               the six months ended March 31, 1996
               and March 31, 1995                              4

               Condensed Consolidated Statements of
               Cash Flows for the six months ended
               March 31, 1996 and March 31, 1995               5

               Notes to Condensed Consolidated
               Financial Statements                            6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                     10

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                              13

Item 5.        Other Information                              14

Item 6.        Exhibits and Reports on Form 8-K               14
















MERIT BEHAVIORAL CARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands)

                                                     March 31,   September 30,
                                                      1996            1995
                                                    ----------   ------------
    ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . .   $ 46,000     $ 20,611
Accounts receivable, net of allowance for
doubtful accounts of $1,172 and $525 . . . . . . .      27,497       27,648
Short-term marketable securities . . . . . . . . .         ---        1,143
Other current assets . . . . . . . . . . . . . . .       4,552        4,569
    Total current assets . . . . . . . . . . . . .      78,049       53,971
Property, plant and equipment, net . . . . . . . .      61,771       54,974

Other Assets:
Goodwill and other intangibles, net of accumulated
  amortization of  $48,343 and $37,017 . . . . . .     170,312      171,139
Restricted cash. . . . . . . . . . . . . . . . . .       4,495       12,405
Deferred financing costs, net of accumulated amortization
  of $546. . . . . . . . . . . . . . . . . . . . .      11,453          ---
Other assets . . . . . . . . . . . . . . . . . . .      13,348       12,931
                                                       199,608      196,475
Total assets . . . . . . . . . . . . . . . . . . .    $339,428     $305,420

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . .   $   4,953   $    3,389
Claims payable . . . . . . . . . . . . . . . . . .      50,215       43,371
Deferred revenue . . . . . . . . . . . . . . . . .       8,961        9,582
Accrued interest . . . . . . . . . . . . . . . . .       4,854          ---
Current portion of long-term debt. . . . . . . . .         500          ---
Other current liabilities. . . . . . . . . . . . .      12,483        8,788
      Total current liabilities. . . . . . . . . .      81,966       65,130

Due to parent (noninterest bearing). . . . . . . .         ---       70,813
Long-term debt . . . . . . . . . . . . . . . . . .     246,000          ---
Deferred income taxes. . . . . . . . . . . . . . .      33,097       44,744
Other long-term liabilities. . . . . . . . . . . .       1,808        2,400

Stockholders' Equity:
Common stock (40,000,000 shares authorized,
  $0.01 par value, 28,398,800 shares
   outstanding at March  31, 1996) . . . . . . . .        284            10
Additional paid in capital . . . . . . . . . . . .    (12,162)      118,877
Retained (deficit) earnings. . . . . . . . . . . .     (6,115)        3,446
Notes receivable from officers . . . . . . . . . .     (5,450)          ---
   Total stockholders' equity. . . . . . . . . . .    (23,443)      122,333
Total liabilities and stockholders' equity . . . .   $339,428      $305,420

   See accompanying notes to condensed consolidated financial statements.








MERIT BEHAVIORAL CARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)


                                    Three months ended    Six months ended
                                         March 31,            March 31,
                                     1996       1995       1996      1995
                                    ------     ------     ------    ------
Revenue. . . . . . . . . . . . .  $111,721    $86,942   $222,641  $164,141
Expenses:
  Direct service costs . . . . .    87,941     70,644    176,291   129,105
  Selling, general
   and administrative. . . . . .    15,707     11,398     30,015    23,379
  Amortization of intangibles. .     6,522      5,263     12,837    10,289
                                    ------     ------     ------   -------
                                   110,170     87,305    219,143   162,773
Operating income (loss). . . . .     1,551       (363)     3,498     1,368
Other income (expense):
  Interest income and other. . .       797        374      1,338       665
  Interest expense . . . . . . .    (6,104)       ---    (11,549)      ---
  Merger costs . . . . . . . . .       ---        ---     (3,972)      ---
                                    ------     ------     ------    ------
                                    (5,307)       374    (14,183)      665
                                    ------     ------     ------    ------
(Loss) income before income taxes
  and cumulative effect
  of accounting change . . . . .    (3,756)        11    (10,685)     2,033
(Benefit) provision
    for income taxes . . . . . .    (1,151)       535     (2,136)     1,899
(Loss) income before cumulative
  effect of accounting change. .    (2,605)      (524)    (8,549)       134
Cumulative effect of
  accounting change for deferred
  contract start-up costs, net of tax
  benefit of $757. . . . . . . .       ---        ---     (1,012)       ---
                                    ------     ------     ------     ------
Net (loss) income. . . . . . . .  $ (2,605)    $ (524)  $ (9,561)   $   134
                                    ------     ------     ------     ------
Pro forma net income assuming the new
  method of accounting for deferred
  contract start-up costs is applied
  retroactively. . . . . . . . .  $ (2,605)    $ (968)  $ (8,549)   $  (310)


    See accompanying notes to condensed consolidated financial statements.









MERIT BEHAVIORAL CARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

                                                       Six months ended
                                                           March 31,
                                                      1996         1995
                                                     ------       ------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . .      $  (9,561)   $     134
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Cumulative effect of accounting change . .          1,012          ---
  Depreciation and amortization. . . . . . .         18,098       13,206
  Deferred taxes.. . . . . . . . . . . . . .         (3,296)         189
Changes in operating assets and liabilities,
  net of the effect of acquisitions:
  Accounts receivable. . . . . . . . . . . .          2,152         (485)
  Other current assets . . . . . . . . . . .            392          146
  Deferred contract start-up costs . . . . .         (2,390)      (3,677)
  Accounts payable and accrued liabilities .          9,834        4,448
Net cash provided by operating activities. .         16,241       13,961
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .      (11,448)     (14,951)
  Sales of marketable securities . . . . . .          1,143          860
  Long-term restrictions removed
    (placed) on cash. . . . . . . . . . . . .         7,910         (660)
  Investments in and advances
         to joint ventures. . . . . . . . . .        (1,221)         ---
  Repayments of advances from joint ventures .          120          ---
  Cash used for acquisitions, contingent
    consideration, and related expenses,
    net of cash acquired . . . . . . . . . . .      (11,058)        (380)
  Other. . . . . . . . . . . . . . . . . . . .       (1,072)         108
  Net cash used for investing activities . . .      (15,626)     (15,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution . . . . .      114,980          ---
  Borrowings from parent . . . . . . . . . . .          ---          641
  Proceeds from bridge loan. . . . . . . . . .       75,000          ---
  Proceeds from revolving credit facility. . .       84,000          ---
  Proceeds from senior term loans. . . . . . .      120,000          ---
  Proceeds from sale of notes. . . . . . . . .      100,000          ---
  Repayment of notes receivable from officers.          250          ---
  Redemption of common stock . . . . . . . . .     (259,039)         ---
  Preliminary adjustment to
    common stock redemption. . . . . . . . . .        4,895          ---
  Repayment of due to parent . . . . . . . . .      (70,813)         ---
  Repayment of bridge loan . . . . . . . . . .      (75,000)         ---
  Repayment of revolving credit facility . . .      (57,500)         ---
  Payment of financing costs . . . . . . . . .      (11,999)         ---
  Net cash provided by financing activities. .       24,774          641
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . .       25,389         (421)
  Cash and cash equivalents at beginning
     of period . . . . . . . . . . . . . . . .       20,611        24,730
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD . . . . . . . . . . . . . . . . . . .     $ 46,000       $24,309
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for income taxes . . . . . . . . .     $    801       $ 1,570
  Cash paid for interest . . . . . . . . . . .     $  6,100       $   ---

   See accompanying notes to condensed consolidated financial statements.




                             MERIT BEHAVIORAL CARE CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (dollars in thousands)


1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Merit Behavioral Care Corporation and its wholly-owned subsidiaries (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The condensed consolidated balance sheet at March 31, 1996 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the fiscal 1996 and 1995 interim periods are not necessarily indicative of results to be expected for the entire year. The consolidated balance sheet at September 30, 1995 was derived from the Company's September 30, 1995 audited financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's filing on Form S-4 dated March 20, 1996.


2.   MERGER

On October 6, 1995, the Company completed a merger (the "Merger") with MDC Acquisition Corp. ("MDC"), a company formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR"), whereby MDC was merged with and into the Company. Prior to the Merger, the Company was a wholly-owned subsidiary of Merck & Co., Inc. ("Merck"). In connection with the Merger, Merck received $333,186 in cash and retained approximately 15.0% of the common stock of the post-Merger Company. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $259,039 to reflect the redemption of common stock. In conjunction with the Merger, the Company paid a stock dividend of approximately 49.6 shares for each share of the Company's common stock then outstanding.

The Merger was financed with $114,980 of new cash equity, consisting of $105,000 from affiliates of KKR and $9,980 from Company management and affiliated entities ("Management"). Management acquired an additional $5,800 of equity which was funded by loans from the Company. The balance of the transaction was funded with a $75,000 bridge loan (the "Bridge Loan") provided by an affiliate of KKR and $155,000 of initial borrowings under a $205,000 senior credit facility among the Company, The Chase Manhattan
Bank, N.A. and Bankers Trust Company (the "Senior Credit Facility"). The aforementioned proceeds were utilized to redeem common stock for $259,039, repay amounts due Merck of $70,813, and pay certain fees and expenses related to the Merger. Of the total fees and expenses, $5,500 was paid to KKR.

3.  LONG-TERM DEBT

At March 31, 1996, long-term debt consisted of the following:

     Revolving Loans                       $26,500
     Senior Term Loan A                     70,000
     Senior Term Loan B                     50,000
     Notes                                 100,000
                                           -------
                                           246,500
                                           -------
     Less current portion                     (500)
                                         $ 246,000


Senior Credit Agreement - In October 1995, the Company entered into a credit agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders. The Senior Credit Facility consists of (i) a six and one-half year revolving credit facility providing for up to $85,000 in revolving loans, which includes borrowing capacity available for letters of credit of up to $20,000, and (ii) a term loan facility providing for up to $120,000 in term loans, consisting of a $70,000 senior term loan with a maturity of six and one-half years ("Senior Term Loan A"), and a $50,000 senior term loan with a maturity of eight years ("Senior Term Loan B").
At March 31, 1996, $26,500 of revolving loans and three letters of credit totaling $425 were outstanding under the Revolving Credit Facility, and approximately $58,075 was available for future borrowings.

The annual amortization schedule of the Senior Term Loans is $500 in fiscal 1997, $3,000 in 1998, $10,500 in 1999, $13,000 in 2000, $20,500 in 2001 and
$72,500 thereafter. The Senior Term Loans are subject to mandatory prepayment (i) with the proceeds of certain asset sales and (ii) on an annual basis with 50% of the Company's Excess Cash Flow (as defined in the Credit Agreement) for so long as the ratio of the Company's Total Debt (as defined in the Credit Agreement) to annual Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA" as defined in the Credit
Agreement) is greater than 3.5 to 1.0.

The Company is charged a commitment fee calculated at an EBITDA-dependent rate ranging from 0.250% to 0.500% per annum of the commitment under the Revolving Credit Facility in effect on each day. The Company is charged a letter of credit fee calculated at an EBITDA-dependent rate ranging from 0.375% to 1.750% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.250% per annum of the face amount of each letter of credit. Loans under the Credit Agreement bear interest at EBITDA-dependent floating rates, which are, at the Company's option, based upon (i) the higher of the Federal funds rate plus 0.5%, or bank prime rates, or (ii) Eurodollar rates. Rates on borrowings outstanding under the Senior Credit Facility averaged 8.4% for the six months ended
March 31, 1996.

Notes - On November 22, 1995, the Company issued $100,000 aggregate principal amount of 11 1/2% senior subordinated notes due 2005 (the "Notes"), the net proceeds of which were applied to repay the Bridge Loan (including accrued interest) and a portion of the revolving loans under the Senior Credit Facility. The Notes are senior subordinated, unsecured obligations of the Company.

The Company may be obligated to purchase at the holders' option all or a portion of the Notes upon a change of control or asset sale, as defined in the indenture for the Notes (the "Notes Indenture"). The Notes are not redeemable at the Company's option prior to November 15, 2000, except that at any time on or prior to November 15, 1998, under certain conditions the Company may redeem up to 35% of the initial principal amount of the Notes originally issued with the net proceeds of a public offering of the common stock of the Company. The redemption price is equal to 111.50% of the principal amount if the redemption is on or prior to November 15, 1997, and 110.50% if the redemption is on or prior to November 15, 1998. From and after November 15, 2000, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.75% of the principal amount to par on and after November 15, 2004. The Notes mature on November 15, 2005.


4.  NOTES RECEIVABLE FROM OFFICERS

In October 1995, the Company loaned several officers an aggregate of $5,800 for the purchase of common stock of the Company. Each loan is represented by a promissory note which bears interest at a rate of 6.5% per annum. These notes are full recourse obligation of the officers, are collateralized by the pledge of shares of common stock of the Company and may be prepaid in part or in full without notice or penalty. One note for $250 was repaid as of December 31, 1995 and another note for $100 was canceled in January 1996.
The remaining outstanding notes are due as follows: $250 in 1997 and $5,200 in 2001. The notes are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

5.   ACQUISITIONS

On October 5, 1995, the Company paid an initial $8,730 to acquire Choate Health Management, Inc. and certain related entities ("Choate"), a Massachusetts-based integrated behavioral healthcare organization. On December 19, 1995, the Company paid an initial $50 with a subsequent payment of $2,950 in January 1996 to acquire ProPsych, Inc. ("ProPsych"), a Florida-based behavioral health managed care company. These acquisitions were accounted for as purchase transactions in accordance with Accounting Principles Board ("APB") Opinion No. 16. The condensed consolidated financial statements include the operating results of Choate and ProPsych from their respective dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not significant.

The Company is obligated to make contingent payments to the former shareholders of Choate and ProPsych based on future financial performance. Contingent consideration related to Choate is calculated as six times the calendar year 1997 pre-tax income of Choate, less $8,000; the maximum additional consideration is $22,000. Contingent consideration related to ProPsych is calculated as three times the sum of calendar year 1996 and 1997 pre-tax income of ProPsych, less $3,000; the maximum additional consideration is $15,000. Any additional payments related to Choate or ProPsych will be recorded as goodwill.

The purchase price for each of the aforementioned transactions was allocated to the net assets acquired based upon their estimated fair market values.
The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $7,400 for Choate and $3,100 for ProPsych. Such amounts have been accounted for as goodwill and are being amortized over 40 years using the straight line method. These allocations were based on preliminary estimates and may be revised at a later date.


6.  STOCK OPTIONS AND AWARDS

In October 1995, the Company adopted the 1995 Stock Purchase and Option
Plan for Employees of Merit Behavioral Care Corporation and Subsidiaries
(the "1995 Option Plan"). The 1995 Option Plan provides for the issuance of up to 8,561,000 shares of common stock to key employees of the Company. The 1995 Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1995 Options") to purchase shares of common stock. The exercise price of the 1995 Options will not be less than 50% of the fair market value per share of common stock on the date of such grant. Such options vest at the rate of 20% per year over a period of five years.
As of March 31, 1996, 5,288,000 options with an exercise price of $5.00 per share were issued and outstanding under the 1995 Option Plan.

In January 1996, the Company adopted a second stock option plan, the Merit Behavioral Care Corporation Employee Stock Option Plan ("1996 Employee
Option Plan"). The 1996 Employee Option Plan, which covers all employees not included in the 1995 Option Plan, provides for the issuance of up to 1,000,000 shares of common stock of the Company. The 1996 Employee
Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1996 Employee Options" ) to purchase shares of common stock. The 1996 Employee Options vest on the fourth anniversary of the date of grant, provided that the employee remains employed with the Company on such date. The 1996 Employee Options are exercisable only after an initial public offering of common stock of the Company meeting certain requirements. As of March 31, 1996, 818,925 options with an exercise price of $7.50 per share were issued and outstanding under the 1996 Employee
Option Plan.


7.  CONTINGENCIES

The Company is engaged in various legal proceedings that have arisen in the ordinary course of its business. The Company believes that the ultimate outcome of such proceedings will not have a material effect on the Company's financial position, liquidity or results of operations.


8.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identified intangibles to be disposed of or held and used by an entity. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in fiscal 1997 and does not expect its implementation to have a material effect on its results of operations or its financial condition.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 123 in fiscal 1997 and does not expect its implementation to have a material effect on its results of operations or its financial condition.


9.  ACCOUNTING CHANGE

Effective October 1, 1995, the Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs to the initial contract period. Prior to October 1, 1995, the Company capitalized certain start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement. The change was made to increase the focus on controlling costs associated with contract start-ups.

The Company recorded a pre-tax charge of $1,769 ($1,012 after taxes) in its fiscal 1996 first quarter results of operations as a cumulative effect of a change in accounting. The pro forma impact of this change on the prior year periods presented would be to increase costs and expenses by $776 ($444 after taxes) for both the three months ended March 31, 1995 and the six months ended March 31, 1995. The effect of the change on the current year periods presented cannot be reasonably estimated.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company is one of the leading behavioral health managed care companies in the United States, arranging for a full spectrum of behavioral healthcare services on a nationwide basis. The Company provides managed behavioral healthcare services through a systematic clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an effective and cost-efficient manner. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services. The Company manages behavioral healthcare programs for approximately 1,000 payors accross all segments of the healthcare industry, including health maintenance organizations ("HMOs"), Blue Cross Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies, and various state Medicaid programs.

Three Months Ended March 31, 1996 Compared to
  Three Months Ended March 31, 1995

Revenue.   Revenue increased by $24.8 million, or 28.5%, to $111.7 million for the three months ended March 31, 1996 from $86.9 million for the three months ended March 31, 1995. Of this increase, $25.0 million was attributable to additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs, as well as the inclusion of revenue for the current three month period from certain programs that commenced during the prior fiscal year; and $2.1 million was attributable to new customers commencing service in the current quarter, the majority of which was derived from the Company's contract with AT&T, services under which commenced on January 1, 1996. This revenue increase was partially offset by a $7.3 million decrease in revenue as a result of the termination of certain contracts, two of which accounted for $3.4 million of such decrease. The majority of these contracts had terminated in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

The Company completed two acquisitions during the current fiscal year. On October 5, 1995, the Company acquired Choate Health Management, Inc. and certain related entities ("Choate"), and on December 19, 1995, the Company acquired ProPsych, Inc. ("ProPsych"). These acquisitions, which were accounted for under the purchase method of accounting, contributed an additional $5.0 million in revenue for the three months ended March 31, 1996.

Direct Service Costs.   Direct service costs increased by $17.3 million, or
24.5%, to $87.9 million for the three months ended March 31, 1996 from $70.6 million for the three months ended March 31, 1995. As a percentage of revenue, direct service costs decreased from 81.3% in the prior year period to 78.7% in the current year period. This decrease was primarily due to unusually high inpatient utilization in the prior year quarter experienced under a significant contract with an HMO focused on the Medicaid beneficiary population. Changes made by the Company in the management of such program and in the clinical protocols utilized to deliver treatment services had the effect of reducing such high inpatient utilization and redirecting beneficiaries to more appropriate and cost-effective levels of care.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $4.3 million, or 37.7%, to $15.7 million for the three months ended March 31, 1996 from $11.4 million for the three months ended March 31, 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of the Company's national service center located in St. Louis, Missouri (the "National Service Center") which will allow for growth beyond its current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses increased to 14.1% for the current quarter from 13.1% in the prior year quarter. The increase in the expense, coupled with the delay in the planned start date of certain new contracts, contributed to the increase in selling, general and administrative expenses as a percentage of revenue.

Amortization of Intangibles.   Amortization of intangibles increased by $1.3
million, or 24.5%, to $6.5 million for the three months ended March 31, 1996 from $5.3 million for the three months ended March 31, 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate and ProPsych and the Company's joint venture with Empire Blue Cross and Blue Shield, as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

Other Income (Expense).   For the three months ended March 31, 1996, other
income and expense consisted of (i) interest expense of $6.1 million incurred as a result of the increase in long-term debt resulting from the Merger;
and (ii) interest and other income of $0.8 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances.

Income Taxes.   The Company recorded a benefit for income taxes during the three months ended March 31, 1996 based upon the Company's pre-tax loss in such period.


Six Months Ended March 31, 1996 Compared to Six Months Ended March
31, 1995

Revenue.   The Company's revenue increased by $58.5 million, or 35.6%, to
$222.6 million for the six months ended March 31, 1996 from $164.1 million for the six months ended March 31, 1995. Of this increase, $60.4 million was attributable to additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs, as well as the inclusion of revenue for the current six month period from certain programs that commenced during the prior fiscal year; and $2.4 million was attributable to new customers commencing service in the current six month period, the majority of which was derived from the AT&T contract. This revenue increase was partially offset by a $13.0 million decrease in revenue as a result of the termination of certain contracts, two of which accounted for $6.9 million of such decrease. The majority of these contracts had terminated in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

The Company's acquisitions of Choate and ProPsych contributed an additional $8.7 million in revenue for the six months ended March 31, 1996.

Direct Service Costs.   Direct service costs increased by $47.2 million, or
36.6%, to $176.3 million for the six months ended March 31, 1996 from $129.1 million for the six months ended March 31, 1995. As a percentage of revenue, direct service costs increased from 78.7% in the prior year period to 79.2% in the current year period. The increase was principally due to the loss in the fourth quarter of fiscal 1995 of two contracts with higher than average direct profit margins and a renewal of a significant contract on lower pricing terms. Furthermore, the Company earned a lower than average direct profit margin on a significant state Medicaid program which was not in effect for the entire six month period in the prior year. These increases were partially offset by lower inpatient utilization in the current six month period as compared to the corresponding period in the prior year related to a significant contract with an HMO focused on the Medicaid beneficiary population. Such decrease resulted from the implementation of changes in program management and modification of the clinical treatment protocols applicable to such contract. The Company is continuing its effort to reduce direct service costs to mitigate the effects of pricing pressure associated with the competitive bid process for new contracts and negotiations to extend existing contracts. In the second quarter of 1996, related to this effort, the Company commenced a nationwide recontracting program with its participating facilities and providers in an effort to obtain more favorable rates.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $6.6 million, or 28.2%, to $30.0 million for the six months ended March 31, 1996 from $23.4 million for the six months ended March 31, 1995. As a percentage of revenue, selling, general and administrative expenses decreased to 13.5% for the current year period from 14.2% in the prior year period. The increase in total selling, general and administrative expenses was primarily attributable to growth in information systems staff, marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume.
Because a large portion of these expenses are fixed in nature and do not increase directly with additional revenue, selling, general and administrative expenses decreased as a percentage of revenue.

Amortization of Intangibles.   Amortization of intangibles increased by $2.5
million, or 24.3%, to $12.8 million for the six months ended March 31, 1996 from $10.3 million for the six months ended March 31, 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate and ProPsych and the Company's joint venture with Empire Blue Cross and Blue Shield, as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

Other Income (Expense).   For the six months ended March 31, 1996, other
income and expense consisted of (i) interest expense of $11.5 million incurred as a result of the increase in long-term debt resulting from the merger with MDC Acquisition Corp. (the "Merger"); (ii) merger expenses of $4.0 million consisting primarily of professional and advisory fees; and (iii) interest and other income of $1.3 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances.

Income Taxes.   The Company recorded a benefit for income taxes during the six months ended March 31, 1996 based upon the Company's pre-tax loss in such period. The resulting income tax benefit has been partially offset by the nondeductible nature of certain merger costs.

Cumulative Effect of Accounting Change.   Effective October 1, 1995, the
Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs to the initial contract period. Prior to October 1, 1995, the Company capitalized start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement or include the initial renewal term in the amortization period. The change was made to increase the focus on controlling costs associated with contract start-ups.

The Company recorded a pre-tax charge of $1,769 ($1,012 after taxes) in its fiscal 1996 first quarter results of operations as a cumulative effect of a change in accounting. The pro forma impact of this change on the prior years presented would be to increase costs and expenses by $776 ($444 after taxes) for both the three months and six months ended March 31, 1995. The effect of the change on the current year periods presented cannot be reasonably estimated.

Liquidity and Capital Resources

For the six months ended March 31, 1996, operating activities provided cash of approximately $16.2 million, investing activities used cash of approximately $15.6 million and financing activities provided cash of $24.8 million, resulting in a net increase in cash and cash equivalents of $25.4 million. Investing activities in the current six month period consisted principally of (i) capital expenditures of $11.4 million related to the continued development of the Company's new information systems and expansion of the Company's National Service Center; (ii) payments totaling $1.2 million for funding under the joint ventures with Neighborhood Health Providers, LLC and Community Health Network of Connecticut, Inc.; (iii) payments totaling $11.1 million for the acquisitions of Choate and ProPsych; and (iv) a net decrease of $7.9 million in long-term restricted cash primarily due to the reclassification of the Company's surplus cash balance with the State of Iowa to cash and cash equivalents.

In October 1995, the Company completed a merger with MDC Acquisition
Corp., a company formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR").
In connection with the Merger, Merck & Co., Inc. ("Merck") received $333.2 million in cash and retained approximately 15% of the common stock of the post-Merger Company. The Merger was financed with $115.0 million of new cash equity from affiliates of KKR and Company management. The balance of the transaction was funded with a $75.0 million bridge loan (the "Bridge Loan") provided by an affiliate of KKR and $155.0 million of initial borrowings under a $205.0 million senior credit facility. The aforementioned proceeds were utilized to redeem common stock for $259.0 million, repay amounts due Merck of $70.8 million, and pay certain fees and expenses relate to the Merger. In November 1995, the Company issued $100.0 million aggregate principal amount of 11 1/2% senior subordinated notes due 2005, the net proceeds of which were applied to repay the Bridge Loan and a portion of the revolving loans under the senior credit facility. As of March 31, 1996, $26.5 million of revolving loans and $0.4 million of letters of credit were outstanding under the Company's revolving credit facility, and approximately $58.1 million was available for future borrowing. Adjusted EBITDA (as defined in the covenants contained in the indenture for the Notes) increased by $4.6 million, or 67.6%, to $11.4 million for the three months ended March 31, 1996 from $6.8 million for the three months ended March 31, 1995. For the six months ended March 31, 1996, Adjusted EBITDA increased by $7.2 million, or 47.4%, to $22.4 million from $15.2 million for the comparable period in the prior year.

On October 5, 1995, the Company acquired Choate for $8.7 million; the Company is obligated to make contingent payments relating to Choate based on future financial performance. On December 19, 1995, the Company acquired ProPsych for an initial payment of $0.1 million and a payment of $2.9 million made in January 1996; the Company is obligated to make contingent payments relating to ProPsych based on future financial performance. From time to time, the Company has engaged in and continues to engage in preliminary discussions with respect to potential acquisitions.

As of March 31, 1996, the Company had total cash balances (including cash equivalents) of $50.5 million, of which $32.0 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $4.5 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of March 31, 1996, the Company also held a surplus cash balance, classified as cash and cash equivalents, as required by the contract with the State of Iowa to provide managed mental health services to that state's Medicaid population (the "Iowa Mental Health Contract") held by the Company.

Historically, the Company has funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings under its revolving credit facility. Based upon the current level of operations and anticipated growth, the Company believes that available cash, together with available borrowings under its revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness through the foreseeable future.


                 PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company currently is involved in legal proceedings relating to the Iowa Mental Health Contract. The proceedings arose out of the initial decision of the Iowa Department of Human Services (the "Iowa DHS") in May 1994 to award the Iowa Mental Health Contract to Value Behavioral Health, Inc. (the "Competitor"). The Company contested the decision to award the Iowa Mental Health Contract to the Competitor on the basis that, among other things, the Competitor should have been disqualified from competing for the Iowa
Mental Health Contract because of certain conflicts of interest in the bidding process for the Iowa Mental Health Contract. After the Iowa DHS denied the Company administrative relief, the Company filed suit in the District Court of Iowa for Polk County (the "Iowa District Court"), requesting that the entry into the Iowa Mental Health Contract by the Iowa DHS and the Competitor be stayed pending the court's ruling. The Iowa District Court granted the Company's stay motion. Subsequently, in a ruling entered in October 1994, the Iowa District Court disqualified the Competitor from performing services under the Iowa Mental Health Contract because of various conflicts of interest. After the Iowa District Court decision, the Iowa DHS withdrew the initial award of the Iowa Mental Health Contract to the Competitor and, in November 1994, awarded the Iowa Mental Health Contract to the Company. The Competitor appealed the Iowa District Court decision to the Iowa Supreme Court and requested that the Iowa Supreme Court stay the Iowa Mental Health Contract between the Iowa DHS and the Company. The Competitor also commenced an administrative proceeding with the Iowa DHS to contest the award of the Iowa Mental Health Contract to the Company. The Iowa DHS denied the Competitor's protest and the Iowa Supreme Court denied the stay motion in December 1994. In January 1995, the Company and the Iowa DHS signed the definitive Iowa Mental Health Contract and, on March 1, 1995, the Company commenced services thereunder.

The Competitor's appeal of the October 1994 Iowa District Court decision and its challenge of the administrative decision by the Iowa DHS to award the Iowa Mental Health Contract to the Company have been consolidated and are pending before the Iowa Supreme Court. The Iowa Supreme Court is expected to rule upon the Competitor's appeal sometime in 1996. There can be no assurance that the Iowa Supreme Court will not overturn the Iowa District Court's ruling disqualifying the Competitor or that, should the Iowa District Court decision be overturned, the Iowa DHS will not terminate the Iowa Mental Health Contract with the Company. The Iowa Mental Health Contract, which is terminable for any reason by the Iowa DHS upon 60 days notice, generated revenue of $20.8 million for the six months ended March 31, 1996. In connection with entering into the Iowa Mental Health Contract, the Company agreed to indemnify the Iowa DHS for 50% of certain damages and related expenses (up to a maximum payment by the Company of $2.5 million) that the Iowa DHS incurs, if any, as a result of awarding the Iowa Mental Health Contract to the Company. Termination of the Iowa Mental Health Contract or a material damage award relating thereto could have a material adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

In March 1996, Richard S. Chung, M.D., the Company's Executive Vice President and Chief Clinical Officer, informed the Company that he will be leaving the Company on May 31, 1996. Further, in connection with the departure of Shannon R. Kennedy, Ph.D. from the Company on April 1, 1996, the Company purchased all shares of Common Stock acquired by Dr. Kennedy on October 5, 1995 in connection with the Merger. Dr. Kennedy formerly held the positions of Director, President and Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with the Registrant's Registration Statement in Form S-4 (no. 33-80987) dated March 20, 1996.

     In addition, the Company has filed herewith the following exhibits:

     10.31  Amisys Implementation and Systems Integration Services
            Agreement between Perot Systems Corporation and Merit Behavioral Care Corporation, dated effective as of January 12, 1996.

     18     Letter regarding change in accounting principles of Deloitte
            & Touche LLP.

     27     Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is being filed.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.



Date:  May 13, 1996           Merit Behavioral Care Corporation


                              By:/s/ Arthur H. Halper
                                 Arthur H. Halper, Executive Vice President
                                 and Chief Financial Officer (Principal
                                 Financial Officer, Accounting Officer
                                 and Duly Authorized Officer)