Form 10-Q
period 1996-06-30
MERIT BEHAVIORAL CARE CORP
filed 1996-08-13
CIK 1005530

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes..X...    No.......

As of July 31, 1996, 28,377,800 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.





                MERIT BEHAVIORAL CARE CORPORATION

                        Table of Contents
                Form 10-Q for the Quarterly Period
                       Ended June 30, 1996


PART I         FINANCIAL INFORMATION                          PAGE

Item 1.        Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets at
                 June 30, 1996 and September 30, 1995           3

                 Condensed Consolidated Statements of
                 Operations for the three months ended
                 June 30, 1996 and June 30, 1995, and
                 the nine months ended June 30, 1996
                 and June 30, 1995.                             4

                 Condensed Consolidated Statements of
                 Cash Flows for the nine months ended
                 June 30, 1996 and June 30, 1995.                5

                 Notes to Condensed Consolidated
                 Financial Statements                            6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       11

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                15

Item 5.        Other Information                                15

Item 6.        Exhibits and Reports on Form 8-K                 17





                MERIT BEHAVIORAL CARE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                      (dollars in thousands)

                                                June 30,        September 30,
    ASSETS                                       1996                1995
Current Assets:                                 -------            --------
Cash and cash equivalents.................... $  38,444           $  20,611
Accounts receivable, net of allowance
  for doubtful accounts
  of $1,374 and $525.........................    31,722              27,648
Short-term marketable securities.............        --               1,143
Other current assets.........................     5,345               4,569
  Total current assets.......................    75,511              53,971
Property, plant and equipment, net...........    63,051              54,974
Other Assets:                                   -------             -------
Goodwill and other intangibles,
  net of accumulated
  amortization of $54,018 and $37,017........   164,637              171,139
Restricted cash..............................     4,501               12,405
Deferred financing costs, net of
  accumulated amortization of $841...........    11,663                   --
Other assets.................................    13,909               12,931
                                                -------              -------
                                                194,710              196,475
                                                -------              -------
Total assets.................................  $333,272             $305,420
                                                =======              =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................ $    3,063           $    3,389
Claims payable..............................     49,919               43,371
Deferred revenue............................      7,798                9,582
Accrued interest............................      2,182                   --
Current portion of long-term debt...........        500                   --
Other current liabilities...................     14,270                8,788
                                                -------              -------
  Total current liabilities.................     77,732               65,130

Due to parent (noninterest bearing).........         --               70,813
Long-term debt..............................    248,500                   --
Deferred income taxes.......................     31,309               44,744
Other long-term liabilities.................      2,343                2,400

Stockholders' Equity:
Common stock (40,000,000 shares authorized,
  $0.01 par value, 28,398,800 shares issued
  at June 30, 1996).........................        284                   10
Additional paid in capital..................    (12,162)             118,877
Retained (deficit) earnings.................     (9,144)               3,446
Notes receivable from officers..............     (5,485)                  --
                                                (26,507)             122,333
Less common stock in treasury (21,000 shares)      (105)                  --
  Total stockholders' equity................    (26,612)             122,333
                                                -------              -------
Total liabilities and stockholders' equity..  $ 333,272             $305,420
                                                =======              =======

   See accompanying notes to condensed consolidated financial statements.



              MERIT BEHAVIORAL CARE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                      (dollars in thousands)



                                  Three months ended       Nine months ended
                                       June 30,                June 30,
                                --------------------     --------------------
                                  1996          1995       1996         1995
                                -------      -------     -------      -------
Revenue...................... $ 111,189     $ 97,924   $ 333,830    $ 262,065
Expenses:
  Direct service costs.......    86,419       77,601     262,710      206,706
  Selling, general
   and administrative........    17,313       13,211      47,328       36,590
  Amortization of intangibles     6,454        5,447      19,291       15,736
                                110,186       96,259     329,329      259,032
Operating income.............     1,003        1,665       4,501        3,033
Other income (expense):
  Interest income and other..       681          409       2,019        1,074
  Interest expense...........    (6,077)          --     (17,626)          --
  Merger costs...............        --           --      (3,972)          --
                                -------      -------     -------      -------
                                 (5,396)         409     (19,579)       1,074
                                -------      -------     -------      -------
(Loss) income before income taxes
  and cumulative effect of
  accounting change..........    (4,393)       2,074     (15,078)       4,107
(Benefit) provision for
  income taxes...............    (1,364)       1,382      (3,500)       3,281
(Loss) income before cumulative
  effect of accounting change.   (3,029)         692     (11,578)         826
Cumulative effect of accounting
  change for deferred contract
  start-up costs, net of tax benefit
  of $757......................      --           --      (1,012)          --
                                -------      -------     -------      -------
Net (loss) income.............. $(3,029)     $   692   $ (12,590)   $     826
                                =======      =======     =======      =======
Pro forma net (loss) income assuming
  the new method of accounting for
  deferred contract start-up costs
  is applied retroactively..... $(3,029)     $   409   $  (11,578)   $     99

     See accompanying notes to condensed consolidated financial statements.


                  MERIT BEHAVIORAL CARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                         (dollars in thousands)

                                             Nine months ended
                                                 June 30,
                                             -------------------
                                             1996           1995
                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.....................    $ (12,590)      $   826
Adjustments to reconcile net (loss)
  income to net cash
  provided by operating activities:
  Cumulative effect of accounting change.     1,012            --
  Depreciation and amortization..........    26,887        20,443
  Amortization of deferred
    financing costs......................       841            --
  Deferred taxes.........................    (5,084)          284
Changes in operating assets and
  liabilities, net of the
  effect of acquisitions:
  Accounts receivable....................    (2,073)         (878)
  Other current assets...................      (252)           61
  Deferred contract start-up costs.......    (3,310)       (4,740)
  Accounts payable and
    accrued liabilities..................     5,451         3,022
                                            -------       -------
Net cash provided by operating activities.   10,882        19,018
                                            -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property,
    plant and equipment...................  (15,838)      (21,576)
  Sales of marketable securities..........    1,143         3,345
  Long-term restrictions removed from
    (placed on) cash......................    7,904        (6,153)
  Investments in and advances
     to joint ventures....................   (1,221)         (998)
  Repayments of advances
     from joint ventures..................      300            --
  Cash used for acquisitions, contingent
     consideration, and related expenses,
     net of cash acquired.................  (11,058)       (1,030)
  Other...................................     (908)          (44)
                                             -------       -------
  Net cash used for investing activities..  (19,678)      (26,456)
                                             -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution......  114,980            --
  Borrowings from parent..................       --         1,314
  Proceeds from bridge loan...............   75,000            --
  Proceeds from revolving credit facility.  123,000            --
  Proceeds from senior term loans.........  120,000            --
  Proceeds from sale of notes.............  100,000            --
  Repayment of notes receivable
     from officers........................      250            --
  Redemption of common stock.............. (259,039)           --
  Preliminary adjustment to
     common stock redemption..............    4,895            --
  Repayment of due to parent..............  (70,813)           --
  Repayment of bridge loan................  (75,000)           --
  Repayment of revolving credit facility..  (94,000)           --
  Payment of financing costs..............  (12,504)           --
  Net purchase of treasury stock..........     (140)           --
                                            -------        -------
  Net cash provided by
     financing activities.................   26,629         1,314
                                            -------        -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................   17,833        (6,124)
  Cash and cash equivalents
      at beginning of period..............   20,611        24,730
                                            -------       -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................. $ 38,444      $ 18,606
                                            =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for income taxes.............. $  1,002      $  1,814
  Cash paid for interest.................. $ 14,603      $     --

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

The condensed consolidated balance sheet at June 30, 1996 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1996 interim periods are not necessarily indicative of results to be expected for the entire year. The consolidated balance sheet at September
30, 1995 was derived from the Company's September 30,
1995 audited financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's filing on Form S-4 dated March 20, 1996.

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

3.  LONG-TERM DEBT

At June 30, 1996, long-term debt consisted of the following:

     Revolving Loans           $ 29,000
     Senior Term Loan A          70,000
     Senior Term Loan B          50,000
     Notes                      100,000
                               --------
                                249,000
                               --------
     Less current portion          (500)
                               ________
                               $248,500

3.  LONG-TERM DEBT (CONTINUED)

Senior Credit Facility - In October 1995, the Company entered into a credit agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders. The Senior Credit Facility consists of (i) a six and one-half year revolving credit facility providing for up to $85,000 in revolving loans, which includes borrowing capacity available for letters of credit of up to $20,000, and
(ii) a term loan facility providing for up to $120,000 in term loans, consisting of a $70,000 senior term loan with a maturity of six and one-half years ("Senior Term Loan
A"), and a $50,000 senior term loan with a maturity of eight years ("Senior Term Loan B"). At June 30, 1996,
$29,000 of revolving loans and three letters of credit totaling $425 were outstanding under the Revolving Credit Facility, and approximately $55,575 was available for future borrowings.

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

The Company is charged a commitment fee calculated at an EBITDA-dependent rate ranging from 0.250% to 0.500% per annum of the commitment under the Revolving Credit Facility in effect on each day. The
Company is charged a letter of credit fee calculated at an EBITDA-dependent rate ranging from 0.375% to 1.750% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.250% per annum of the face amount of each letter of credit. Loans under the Credit Agreement bear interest at EBITDA-dependent floating rates, which are, at the Company's option, based upon (i) the higher of the Federal funds rate plus 0.5%, or bank prime rates, or (ii) Eurodollar rates. Rates on borrowings outstanding under the Senior Credit
Facility averaged 8.3% for the nine months ended June 30, 1996.

Notes - On November 22, 1995, the Company issued
$100,000 aggregate principal amount of 11 1/2% senior subordinated notes due 2005 (the "Private Notes"), the net proceeds of which were applied to repay the Bridge Loan
(including accrued interest) and a portion of the revolving loans under the Senior Credit Facility. On March 20, 1996, the Company exchanged the Private Notes for $100,000 aggregate principal amount of 11 1/2% Senior
Subordinated Notes due 2005 that are registered under the Securities Act of 1933 (the "Notes"). The Notes are senior subordinated, unsecured obligations of the Company.

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

4.  NOTES RECEIVABLE FROM OFFICERS

In October 1995, the Company loaned several officers an aggregate of $5,800 for the purchase of common stock of the Company; subsequent to the Merger, additional loans totaling $35 were made to officers for the purchase of shares from treasury. Each loan is represented by a promissory note which bears interest at a rate of 6.5% per annum.

These notes are full recourse obligations of the officers, are collateralized by the pledge of common stock of the Company held by such officers and may be prepaid in part or in full without notice or penalty. One note for $250 was repaid as of December 31, 1995 and another note for $100 was canceled in January 1996. The remaining outstanding notes are due as follows: $15 in 1996, $250 in 1997, $20 in 1998 and $5,200 in 2001. The notes are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets.

5.  ACQUISITIONS

In October 1995, the Company paid an initial $8,730 to acquire Choate Health Management, Inc. and certain related entities ("Choate"), a Massachusetts-based integrated behavioral healthcare organization. On
December 19, 1995, the Company paid an initial $50 with a subsequent payment of $2,950 in January 1996 to acquire
ProPsych, Inc. ("ProPsych"), a Florida-based behavioral health managed care company. These acquisitions were accounted for as purchase transactions in accordance with Accounting Principles Board Opinion No. 16. The condensed consolidated financial statements include the operating results of Choate and ProPsych from their respective dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not significant.

The Company is obligated to make contingent payments to the former shareholders of Choate and ProPsych based on future financial performance. Contingent consideration related to Choate is calculated at six times calendar year
1997 pre-tax income of Choate, less $9,262. An interim payment relating to such contingent consideration in the amount of $1,262 was made by the Company to the former shareholders of Choate in July 1996; such payment was recorded as goodwill. An additional interim payment of the Choate contingent consideration may be required based on the 1996 pre-tax income of Choate. Contingent consideration related to ProPsych is calculated at three times the sum of calendar year 1996 and 1997 pre-tax income of ProPsych, less $3,000. Any additional payments related to Choate or ProPsych will be recorded as goodwill.

The purchase price for each of the aforementioned transactions was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $7,400 for Choate and $3,100 for ProPsych. Such amounts have been accounted for as goodwill and are being amortized over periods up to 40 years using the straight line method.
These allocations were based on preliminary estimates and may be revised at a later date.

6.  STOCK OPTIONS AND AWARDS

In October 1995, the Company adopted the 1995 Stock
Purchase and Option Plan for Employees of Merit
Behavioral Care Corporation and Subsidiaries (the "1995
Option Plan"). The 1995 Option Plan provides for the issuance of up to 8,561,000 shares of common stock to key employees of the Company. The 1995 Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1995 Options") to purchase shares of common stock.
The exercise price of the 1995 Options will not be less than 50% of the fair market value per share of common stock on the date of such grant. Such options vest at the rate of 20% per year over a period of five years. As of June 30, 1996, 4,808,000 options with an exercise price of $5.00 per share were issued and outstanding under the 1995 Option Plan.

In January 1996, the Company adopted a second stock option plan, the Merit Behavioral Care Corporation
Employee Stock Option Plan ("1996 Employee Option
Plan"). The 1996 Employee Option Plan, which covers all employees not included in the 1995 Option Plan, provides for the issuance of up to 1,000,000 shares of common stock of the Company. The 1996 Employee Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1996 Employee Options") to purchase shares of common stock. The 1996 Employee Options vest on the fourth anniversary of the date of grant, provided that the employee remains employed with the Company on such date. The 1996 Employee Options are exercisable after an initial public offering of common stock of the Company meeting certain requirements. As of June 30, 1996, 767,175 options with an exercise price of $7.50 per share were issued and outstanding under the 1996
Employee Option Plan.

7.  CONTINGENCIES

The Company is engaged in various legal proceedings that have arisen in the ordinary course of its business. The
Company believes that the ultimate outcome of such proceedings will not have a material effect on the Company's financial position, liquidity or results of operations.

8.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identified intangibles to be disposed of or held and used by an entity. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The
Company will adopt SFAS 121 in fiscal 1997 and does not expect its implementation to have material effect on its results of operations or its financial condition.

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

9.  ACCOUNTING CHANGE (CONTINUED)

The Company recorded a pre-tax charge of $1,769 ($1,012 after taxes) in its fiscal 1996 first quarter results of operations as a cumulative effect of a change in accounting. The pro forma impact of this change on the prior year periods presented would be to increase costs and expenses by $494 ($283 after taxes) for the three months ended June 30, 1995 and by $1,270 ($727 after taxes) for the nine months ended June 30, 1995. The effect of the change on the current year periods presented cannot be reasonably estimated.


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company is one of the leading behavioral health managed care companies in the United States, arranging for a full spectrum of behavioral healthcare services on a nationwide basis. The Company provides managed behavioral healthcare services through a systematic clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an effective and cost-efficient manner. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services.
The Company manages behavioral healthcare programs for approximately 1,000 payors across all segments of the healthcare industry, including health maintenance organization ("HMOs"), Blue Cross Blue Shield organizations and other insurance companies, corporations and labor unions, Federal, state and local governmental agencies, and various state Medicaid programs.

Three Months Ended June 30, 1996 Compared to Three
Months Ended June 30, 1995

Revenue. Revenue increased by $13.3 million, or 13.6%, to $111.2 million for the three months ended June 30, 1996 from $97.9 million for the three months ended June 30, 1995. Of this increase, $17.9 million was attributable to additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs, as well as the inclusion of revenue for the current three month period from certain programs that commenced during previous quarters. This revenue increase was partially offset by a $9.8 million decrease in revenue as a result of the termination of certain contracts, four of which accounted for $6.8 million of such decrease. Certain of these contracts had terminated in various periods of the prior fiscal year. Contract price increases and revenue derived from contracts with new customers under which services commenced in the current quarter were not material factors in the increase in revenue.

The Company completed two acquisitions during the current fiscal year. On October 5, 1995, the Company acquired Choate Health Management, Inc. and certain related entities ("Choate"), and on December 19, 1995, the Company acquired ProPsych, Inc. ("ProPsych"). These acquisitions, which were accounted for under the purchase method of accounting, contributed an additional $5.2 million in revenue for the three months ended June 30, 1996.

Direct Service Costs. Direct service costs increased by $8.8 million, or 11.4%, to $86.4 million for the three months ended June 30, 1996 from $77.6 million for the three months ended June 30, 1995. As a percentage of revenue, direct service costs decreased from 79.3% in the prior year period to 77.7% in the current year period. This decrease was primarily due to unusually high inpatient utilization in the prior year quarter experienced under a significant contract with an HMO focused on the Medicaid beneficiary population. Changes made by the Company in the management of such program and in the clinical protocols utilized to deliver treatment services had the effect of reducing such high inpatient utilization and redirecting beneficiaries to more appropriate and cost-effective levels of care.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.1 million, or 31.1%, to $17.3 million for the three months ended June 30, 1996 from $13.2 million for the three months ended June 30, 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume and relating to new contracts signed in previous quarters the services under which have not yet commenced,
(ii) expenses associated with the expansion of the Company's national service center located in St. Louis, Missouri (the "National Service Center"), which will allow for growth beyond its current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses increased to 15.6% for the current quarter from 13.5% in the prior year quarter. The increase in such expenses, coupled with delays in the planned start date of certain new contracts, contributed to the increase in selling, general and administrative expenses as a percentage of revenue.

Amortization of Intangibles. Amortization of intangibles increased by $1.0 million, or 18.5%, to $6.5 million for the three months ended June 30, 1996 from $5.5 million for the three months ended June 30, 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate and ProPsych and the Company's joint venture with Empire Blue Cross and Blue Shield, as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

Other Income (Expense).  For the three months ended
June 30, 1996, other income and expense consisted of (i) interest expense of $6.1 million incurred as a result of the increase in long-term debt resulting from the Merger; and
(ii) interest and other income of $0.7 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances.

Income Taxes. The Company recorded a benefit for income taxes during the three months ended June 30, 1996 based upon the Company's pre-tax loss in such period.

Nine Months Ended June 30, 1996 Compared to Nine
Months Ended June 30, 1995

Revenue. The Company's revenue increased by $71.7 million, or 27.4%, to $333.8 million for the nine months ended June 30, 1996 from $262.1 million for the nine months ended June 30, 1995. Of this increase, $75.6 million was attributable to additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs, as well as the inclusion of revenue for the current nine month period from certain programs that commenced during the prior fiscal year; and $5.2 million was attributable to new customers commencing service in the current nine month period, the majority of which was derived from the Company's contract with AT&T, services under which commenced on January 1, 1996. This revenue increase was partially offset by a $23.0 million decrease in revenue as a result of the termination of certain contracts, four of which accounted for $14.1 million of such decrease.
Certain of these contracts had terminated in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

The Company's acquisitions of Choate and ProPsych contributed an additional $13.9 million in revenue for the nine months ended June 30, 1996.

Direct Service Costs. Direct service costs increased by $56.0 million, or 27.1%, to $262.7 million for the nine months ended June 30, 1996 from $206.7 million for the nine months ended June 30, 1995. As a percentage of revenue, direct service costs decreased from 78.9% in the prior year period to 78.7% in the current year period. This net decrease in the direct service cost percentage was due to a variety of largely offsetting factors. The Company experienced lower inpatient utilization in the current nine month period as compared to the corresponding period in the prior year related to a significant contract with an HMO focused on the Medicaid beneficiary population. Such decrease resulted from the implementation of changes in program management and modification of the clinical treatment protocols applicable to such contract. The direct service cost percentage, however, was adversely impacted by the loss in the fourth quarter of fiscal 1995 of two contracts with higher than average direct profit margins and a renewal of a significant contract on lower pricing terms. Furthermore, the Company earned a lower than average direct profit margin on a significant state Medicaid program which was not in effect for the entire nine month period in the prior year.

The Company is continuing its efforts to reduce direct service costs to mitigate the effects of pricing pressure associated with the competitive bid process for new contracts and negotiations to extend existing contracts. Related to this effort, the Company started to realize the benefits in the third quarter of fiscal 1996 of a nationwide recontracting program with providers which began in the second quarter of such fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.7 million, or 29.3%, to $47.3 million for the nine months ended June 30, 1996 from $36.6 million for the nine months ended June 30, 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume and relating to new contracts signed in the prior fiscal year the services under which either have not yet commenced or commenced after the beginning of the current fiscal year (ii) expenses associated with the expansion of the Company's National Service Center, which will allow for growth beyond its current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses increased to 14.2% for the current year period from 14.0% in the prior year period.
The increase in such expenses, coupled with delays in the planned start dates of significant new contracts contributed to the increase in selling, general and administrative expenses as a percentage of revenue.

Amortization of Intangibles. Amortization of intangibles increased by $3.6 million, or 22.6%, to $19.3 million for the nine months ended June 30, 1996 from $15.7 million for the nine months ended June 30, 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate and ProPsych and the Company's joint venture with Empire Blue Cross and Blue Shield, as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

Other Income (Expense).  For the nine months ended June
30, 1996, other income and expense consisted of (i) interest expense of $17.6 million incurred as a result of the increase in long-term debt resulting from the Merger; (ii) merger expenses of $4.0 million consisting primarily of professional and advisory fees; and (iii) interest and other income of $2.0 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances.

Income Taxes. The Company recorded a benefit for income taxes during the nine months ended June 30, 1996 based upon the Company's pre-tax loss in such period. The resulting income tax benefit has been partially offset by the nondeductible nature of certain merger costs.

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

The Company recorded a pre-tax charge of $1,769 ($1,012 after taxes) in its fiscal 1996 first quarter results of operations as a cumulative effect of a change in accounting. The pro forma impact of this change on the prior year periods presented would be to increase costs and expenses by $494 ($283 after taxes) for the three months ended June 30, 1995 and by $1,270 ($727 after taxes) for the nine months ended June 30, 1995. The effect of the change on the current year periods presented cannot be reasonably estimated.

Liquidity and Capital Resources

For the nine months ended June 30, 1996, operating activities provided cash of $10.9 million, investing activities used cash of $19.7 million and financing activities provided cash of $26.6 million, resulting in a net increase in cash and cash equivalents of $17.8 million. Investing activities in the current nine month period consisted principally of (i) capital expenditures of $15.8 million related primarily to the continued development of the Company's new information systems and expansion of the Company's National Service Center; (ii) payments totaling $1.2 million for funding under joint ventures with Neighborhood Health Providers, LLC and Community
Health Network of Connecticut, Inc.; (iii) payments totaling $11.1 million for the acquisitions of Choate and ProPsych; offset in part by (iv) a net decrease of $7.9 million in long-term restricted cash primarily due to the reclassification of the Company's surplus cash balance with the State of Iowa to short-term cash and cash equivalents.

In October 1995, the Company completed a merger with MDC Acquisition Corp., a company formed by Kohlberg
Kravis Roberts & Co., L.P. ("KKR"). In connection with the Merger, Merck & Co., Inc. ("Merck") received $333.2 million in cash and retained approximately 15% of the common stock of the post-Merger Company. The Merger was financed with $115.0 million of new cash equity from affiliates of KKR and Company management. The balance of the transaction was funded with a $75.0 million bridge loan (the "Bridge Loan") provided by an affiliate of KKR and $155.0 million of initial borrowings under a $205.0 million senior credit facility. The aforementioned proceeds were utilized to redeem common stock for $259.0 million, repay amounts due Merck of $70.8 million, and pay certain fees and expenses related to the Merger. In November
1995, the Company issued $100.0 million aggregate principal amount of 11 1/2% senior subordinated notes due 2005, the net proceeds of which were applied to repay the Bridge Loan and a portion of the revolving loans under the senior credit facility. In March 1996, the Company exchanged such notes for $100.0 million aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2005 registered under the Securities Act of 1933 (the "Notes"). As of June 30, 1996, $29.0 million of revolving loans and $0.4 million of letters of credit were outstanding under the Company's revolving credit facility, and approximately $55.6 million was available for future borrowing.

Adjusted EBITDA (as defined in the covenants contained in the indenture for the Notes) increased by $1.7 million, or 18.3%, to $11.0 million for the three months ended June
30, 1996 from $9.3 million for the three months ended
June 30, 1995.  For the nine months ended June 30, 1996,
Adjusted EBITDA increased by $8.8 million, or 35.8%, to $33.4 million from $24.6 million for the comparable period in the prior year.

In October 1995, the Company acquired Choate for $8.7 million; the Company is obligated to make contingent payments relating to Choate based on future financial performance. In July 1996, the Company made an interim payment of contingent consideration to Choate's former shareholders of $1.3 million. In December 1995, the Company acquired ProPsych for an initial payment of $0.1 million and a payment of $2.9 million made in January
1996; the Company is obligated to make contingent payments relating to ProPsych based on future financial performance. From time to time, the Company has engaged in and continues to engage in preliminary discussions with respect to potential acquisitions.

As of June 30, 1996, the Company had total cash balances (including cash equivalents) of $42.9 million, of which $30.9 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $4.5 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of June 30, 1996, the Company also held a surplus cash balance, classified as cash and cash equivalents, as required by the contract with the State of Iowa to provide managed mental health services to that state's Medicaid population (the "Iowa Mental Health Contract") held by the Company.

Historically, the Company has funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings under its revolving credit facility. Based upon the current level of cash flows from operations and anticipated growth, the Company believes that available cash, together with available borrowings under its revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness for the foreseeable future.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1996, the Iowa Supreme Court affirmed an October 1994 decision of the Iowa District Court for Polk County (the "Iowa
District Court") disqualifying Value Behavioral Health, Inc., a competitor of the Company which initially had been awarded the Iowa Mental Health Contract (the "Competitor") from providing services under the contract. After the Iowa District Court decision, the Iowa Department of Human Services (the "Iowa DHS") awarded the contract to the Company in November 1994. The Company has been providing services under the Iowa Mental Health Contract since March, 1995.

The legal proceedings relating to the Iowa Mental Health
Contract arose out of the decision of the Iowa DHS in May 1994 to award the contract to the Competitor. The Company contested the decision on the basis that, among other things, the Competitor should have been disqualified from competing for the Iowa Mental Health Contract because of certain conflicts of interest in the bidding process for the contract. After the Iowa DHS denied the Company administrative relief, the Company filed suit in the Iowa District Court, requesting that the entry into the Iowa Mental Health Contract by the Iowa DHS and the Competitor be stayed pending the court's ruling. The Iowa District Court granted the Company's stay motion. Subsequently, the Iowa District Court disqualified the Competitor from performing services under the Iowa Mental Health Contract because of various conflicts of interest.

The Competitor appealed the Iowa District Court decision to the Iowa Supreme Court and requested that the Iowa
Supreme Court stay the Iowa Mental Health Contract between the Iowa DHS and the Company. The Competitor also commenced an administrative proceeding with the Iowa DHS to contest the award of the Iowa Mental Health
Contract to the Company.  The Iowa DHS denied the
Competitor's protest and the Iowa Supreme Court denied the stay motion in December 1994. In January 1995, the Company and the Iowa DHS signed the definitive Iowa
Mental Health Contract. During this time, the Competitor's appeal of the October 1994 Iowa District Court decision and its challenge of the administrative decision by the Iowa DHS to award the Iowa Mental Health Contract to the Company were consolidated and submitted to the Iowa Supreme Court for its review. As noted above, the Iowa Supreme Court affirmed the Iowa District Court decision in July 1996.

The Competitor may petition the U.S. Supreme Court to seek its review of the Iowa Supreme Court ruling. The U.S. Supreme Court has the discretion to grant the Competitor's petition and review such ruling. There can be no assurance that, if the U.S.
Supreme Court decides to review the Iowa Supreme Court ruling, it will not overturn the Iowa Supreme Court decision or that, should the Iowa Supreme Court decision be overturned, the Iowa DHS will not terminate the Iowa
Mental Health Contract with the Company.  The Iowa
Mental Health Contract, which is terminable for any reason by the Iowa DHS upon 60 days notice, generated revenue of $32.0 million for the nine months ended June 30, 1996.
In connection with entering into the Iowa Mental Health
Contract, the Company agreed to indemnify the Iowa DHS for 50% of certain damages and related expenses (up to a maximum payment by the Company of $2.5 million) that the Iowa DHS incurs, if any, as a result of awarding the Iowa Mental Health Contract to the Company. Termination of the
Iowa Mental Health Contract or a material damage award relating thereto could have a material adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

In June 1996, TriWest Healthcare Alliance Corp. ("TriWest"), with which the Company has entered into a Services Agreement (the "Services Agreement") to provide managed behavioral care services as TriWest's subcontractor, informed the Company that the Office of Civilian Health and Medical Program of the Uniformed Services ("OCHAMPUS") has accepted TriWest's proposal to provide services to Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") beneficiaries in CHAMPUS Regions 7 and 8 (the "CHAMPUS Program") and that OCHAMPUS intends to enter into a prime contract with TriWest for such program. The CHAMPUS Program is expected to service approximately 740,000 beneficiaries in such regions. The Services Agreement, which was entered into by the Company and TriWest in February 1996, has a term which is coterminous with that of the prime contract for the CHAMPUS Program, which has a term of one year with four option periods exercisable by OCHAMPUS. The prime contract for the CHAMPUS Program, however, is subject to certain rights of termination in favor of OCHAMPUS, including the right of OCHAMPUS to terminate such contract for convenience. Promptly following notice by OCHAMPUS that TriWest was awarded the prime contract, a competitor of TriWest filed a protest challenging the award. In response to that protest, OCHAMPUS issued a stop work order. Subsequently, that competitor withdrew its protest, and the stop work order was lifted on August 12, 1996. Subject to certain rights of OCHAMPUS to delay implementation of the program, the prime contract for the CHAMPUS Program is expected to commence in the second fiscal quarter of 1997 with a phase-in period to commence prior to that date.

In June 1996, the Company entered into an Alliance
Agreement (the "Alliance Agreement") with The
Prudential Insurance Company of America ("Prudential"), under which the Company has agreed to provide, on behalf of Prudential, behavioral health managed care services to enrollees in certain of Prudential's health benefit plans in certain areas of the country. The Alliance Agreement contemplates that Prudential, from time to time, will designate geographic areas in which the Company will provide behavioral health services to Prudential enrollees and that, for each such area, Prudential and the Company will enter into a service agreement containing additional terms applicable to that area. Pursuant to the Alliance Agreement, the Company initially will service Prudential enrollees in New York State, Connecticut and New Jersey
(the "TriState Area"), as well as North Texas.  The
Company commenced providing services under the program for North Texas on August 1, 1996 and anticipates (subject to Prudential's approval) providing services for the TriState Area commencing September 1, 1996. The Alliance Agreement has an initial term of three years, six months (expiring December 31, 1999), and will be automatically renewed for a period of two years unless either party notifies the other (at least eight months prior to expiration of the initial term) that it does not intend to renew the Alliance Agreement. The Alliance Agreement is subject to certain rights of termination in favor of Prudential. In addition, effective July 1, 1996, the
Company assumed the responsibility for providing services to those Prudential members currently serviced through Prudential's service center operations in Houston, Texas.

In July 1996, the Department of Mental Health and Mental
Retardation of the State of Tennessee ("TDMHMR") commenced the"TennCare Partners Program", a mental health and substance abuse benefits program servicing principally Medicaid eligibles and uninsured individuals residing in the State (collectively, "TennCare
Beneficiaries").  Two behavioral health organizations
("BHOs") were selected by TDMHMR to provide services in connection with such program. One such BHO is comprised of the Company and Tennessee Behavioral
Health, Inc. ("TBH"), a behavioral health company located in Knoxville, Tennessee (such BHO being referred to as the "TBH-Company BHO"). The Company and TBH have entered into an agreement formalizing their BHO arrangement (the "BHO Agreement"), under which they have agreed to operate a joint program to service TennCare
Beneficiaries through such BHO.  Pursuant to the BHO
Agreement, TBH entered into a direct contract with TDMHMR to service the TennCare Beneficiaries allocated to the TBH-Company BHO; the Company, in turn, provides designated services on behalf of TBH in performing its contract with TDMHMR. Under the BHO
Agreement, the Company will share in 51%, and TBH will share in 49%, of the profits and losses from their joint operation of the program. Each of the Company and TBH holds one-half of the voting power on all decisions concerning the program operated by the TBH-Company
BHO. The BHO Agreement provides that the TBH-Company BHO, as well as the other arrangements contemplated by the BHO Agreement, will remain in effect until the earlier of (i) the termination of the TennCare Partners Program or (ii) the fourth anniversary of the BHO Agreement. The term of the TennCare Partners Program is 12 months commencing July 1, 1996 and automatically renews for successive 12 month periods unless either party gives notice of its intention not to renew. The contract between TDMHMR and TBH for the TennCare Partners
Program, however, is subject to certain rights of termination in favor of TDMHMR, including the right of TDMHMR to terminate for convenience.

In connection with the departure from the Company of Richard S. Chung, M.D., the Company's Executive Vice
President and Chief Clinical Officer, on May 31, 1996, the
Company purchased all shares of Common Stock acquired by Dr. Chung on October 5, 1995 in connection with the Merger. The Company is currently in the process of recruiting a replacement for this position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.

(a) Exhibits

     *27  Financial Data Schedule (electronic
          filing only).

          *filed herewith

(b) Reports on Form 8-K

     1.   Current Report on Form 8-K dated May
          23, 1996 related to the formation of a
          strategic alliance between the Company
          and Prudential.

     2.   Current Report on Form 8-K dated
          August 6, 1996 related to the Company's
          announcement that the Iowa Supreme
          Court has affirmed the 1994 Iowa
          district court decision disqualifying
          Value Behavioral Health, Inc. from the
          bidding process for Iowa's Mental
          Health Access Plan.


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

Date: August 13, 1996        Merit Behavioral Care Corporation


                             By:/s/ Arthur H. Halper
                                -------------------------------
                                Arthur H. Halper
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer,
                                Accounting Officer and
                                Duly Authorized Officer)