Form 10-Q/A
period 1996-03-31
MERIT BEHAVIORAL CARE CORP
filed 1996-08-15
CIK 1005530

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C. 20549
                               FORM 10-Q-A

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Amended)

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

     In addition, the Company has filed herewith the following exhibits:

     10.31  Amisys Implementation and Systems Integration Services
            Agreement between Perot Systems Corporation and Merit Behavioral Care Corporation, dated effective as of January 12, 1996 (confidential treatment requested).

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