Form 10-Q/A
period 1996-03-31
MERIT BEHAVIORAL CARE CORP
filed 1996-12-06
CIK 1005530

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



Date: December 4, 1996         Merit Behavioral Care Corporation


                             By:/s/ Arthur H. Halper
                                 Arthur H. Halper, Executive Vice President
                                 and Chief Financial Officer (Principal
                                 Financial Officer, Accounting Officer
                                 and Duly Authorized Officer)