Form 10-K
period 1996-09-30
MERIT BEHAVIORAL CARE CORP
filed 1996-12-23
CIK 1005530

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1996.

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the Transition Period from ____ to _____.

                       Commission file number: 33-80987

                       MERIT BEHAVIORAL CARE CORPORATION
            (Exact name of Registrant as specified in its charter)

           Delaware                                   22-3236927
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

     One Maynard Drive                                  07656
   Park Ridge, New Jersey                            (Zip Code)
(Address of principal executive offices)

                                (201) 391-8700
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The only class of voting securities of the Registrant is its common stock, par value $.01 per share (the "Common Stock"), 17.5% of which is held by non-affiliates of the Registrant. The Common Stock is not registered under the Securities Act of 1933, as amended (the "Securities Act"), is not publicly traded and does not have a quantifiable market value.

The number of shares of the Common  Stock  outstanding  as of  December 1, 1996:
28,477,800.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits as listed on the Exhibit Index and filed with the Registrant's Registration Statement on Form S-4 (No. 33-80987) under the Securities Act or its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 are incorporated by reference into Part IV of this Form 10-K.

                       MERIT BEHAVIORAL CARE CORPORATION
                                  FORM  10-K

                               TABLE OF CONTENTS

                                                                          Page
PART I

      Item 1.     Business................................................. 3
      Item 2.     Properties...............................................25
      Item 3.     Legal Proceedings....................................... 26
      Item 4.     Submission of Matters to a Vote of Security Holders..... 28


PART II

      Item 5.     Market for Registrant's Common Stock and Related
                    Stockholder Matters................................... 28
      Item 6.     Selected Financial Data................................. 28
      Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................... 31
      Item 8.     Financial Statements and Supplementary Data............. 39
      Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures.................. 39

PART III

      Item 10.    Directors and Executive Officers of the Registrant...... 40
      Item 11.    Executive Compensation.................................. 43
      Item 12.    Security Ownership of Certain Beneficial Owners
                    and Management........................................ 50
      Item 13.    Certain Relationships and Related Transactions.......... 51


PART IV

      Item 14.    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K................................... 54

SIGNATURES................................................................ 57

                                    PART I
------------------------------------------------------------------------------


Item 1.   Business

GENERAL

      Merit Behavioral Care Corporation ("MBC" or the "Company") is one of the leading behavioral health managed care companies in the United States, arranging for the provision of a full spectrum of behavioral healthcare services on a nationwide basis. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services. The Company provides behavioral health managed care services through a systematic clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an efficient and cost-effective manner. The Company manages behavioral healthcare programs for its payor customers across all segments of the healthcare industry, including health maintenance organizations ("HMOs"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies, and various state Medicaid programs. The Company's programs covered more than 15 million people as of September 30, 1996, and management expects that, based on new programs awarded to the Company as of December 1, 1996, the Company will arrange for the provision of behavioral healthcare services for more than 19 million people in its fiscal year ended September 30, 1997.

      The Company's clinical care program includes the use of intake coordinators and professional case managers who coordinate and manage the delivery of treatment services. The Company offers a full continuum of behavioral healthcare services through contractual arrangements with approximately 30,000 third-party network providers and approximately 2,400 third-party treatment facilities, as well as approximately 450 "staff providers" employed by professional corporations (the "Professional Corporations") which provide treatment services principally on behalf of the Company. The Company's third-party network and staff providers include psychiatrists, psychologists, licensed clinical social workers, marriage, family and child therapists,
licensed  clinical  professional  counselors  and  nurses.   Treatment  services
arranged for and managed by MBC include outpatient care programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home- and community-based programs and rehabilitative and support services).

      The Company has engaged in the provision of behavioral health managed care programs since 1985, and has expanded its services and increased its revenue through significant growth in its customer base and a series of strategic acquisitions, joint ventures and other arrangements. In 1985, Albert S. Waxman, Ph.D., the Company's Chairman and Chief Executive Officer, co-founded American Biodyne, Inc., the Company's principal predecessor ("American Biodyne"), which completed an initial public offering in 1991. In December 1992, Medco Containment Services, Inc. ("Medco Containment") acquired American Biodyne and combined American Biodyne's behavioral health managed care and employee assistance program ("EAP") business with EAP operations previously acquired by Medco Containment. In March 1993, MBC was formed as a holding company for all of Medco Containment's behavioral health managed care and EAP operations. In November 1993, Medco Containment was acquired by Merck & Co., Inc. ("Merck").

      On June 30, 1995, the Company and Medco Containment entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with MDC Acquisition Corp. ("MDC"), a company formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Pursuant to the Merger Agreement, on October 6, 1995, MDC was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, which was accounted for as a recapitalization, Merck retained 15.0% of the Common Stock of the post-Merger Company, and affiliates of KKR and members of MBC management (together with related entities) owned approximately 73.9% and 11.1%, respectively, of the post-Merger Common Stock.

      The principal executive offices of the Company are located at One Maynard Drive, Park Ridge, New Jersey 07656 and the Company's telephone number at that address is (201) 391-8700. Unless the context indicates otherwise, all references to the "Company" or "MBC" shall mean Merit Behavioral Care Corporation and its consolidated subsidiaries.

BEHAVIORAL HEALTH MANAGED CARE INDUSTRY

Overview

      Behavioral healthcare costs have increased significantly in the United States in recent years. According to industry sources, the direct medical costs of behavioral health problems, combined with the indirect costs, such as lost productivity due to mental illness and alcohol and drug abuse, were estimated at $314 billion in 1990. In addition, according to industry sources, direct behavioral healthcare treatment costs in 1995 amounted to approximately $80 billion, or 8% of total healthcare industry spending. In response to these escalating costs, behavioral health managed care companies, such as MBC, have been formed. These companies focus on care management techniques with the goal of improving early access to care, assuring an effective match between the patient and the behavioral healthcare provider's specialty, and arranging for the provision of an appropriate level of care in a cost-efficient and effective manner. As behavioral health managed care companies have expanded access to a full continuum of care, the result has been a significant decrease in occupancy rates and average lengths of stay for inpatient facilities and an increase in outpatient treatment and alternative care services.

      According to Open Minds, a leading behavioral healthcare industry publication, as of January 1996, approximately 124.7 million beneficiaries (67.8% of the approximately 184 million American beneficiaries covered under health insurance, excluding Medicare) were covered by some form of specialty behavioral health managed care plan (i.e., a program typically operated by a vendor specializing in behavioral health managed care services). This figure has grown from 78 million beneficiaries in 1992, representing an approximate 12% compound annual growth rate.

Segmentation

      Open Minds divides the behavioral healthcare industry into the following categories of care, based on services provided, extent of care management and level of risk assumption:

                                         Beneficiaries
                                             (In                Percent
     Category of Care                     Millions)(1)          of Total
-------------------------------------  ---------------         -----------
Utilization Review/Case Management Programs  38.0                 30.5%
Non-Risk-Based Network Programs..........    29.2                 23.4
Risk-Based Network Programs..............    27.4                 22.0

EAPs.....................................    20.2                 16.2
Integrated Programs......................     9.9                  7.9
                                        ------------           -----------
Total....................................   124.7                100.0%

------------
(1) Source: Open Minds: Managed Behavioral Health Market Share in the United States, Gettysburg, Pennsylvania (1996).

      These categories of care are described briefly below:

      Utilization Review/Case Management Programs. Under utilization review/case management programs, a behavioral health managed care company manages and often arranges for treatment, but does not assume any of the responsibility for the cost of providing treatment services. These programs are typically categorized as administrative services only ("ASO") programs.

      Non-Risk-Based Network Programs. Under non-risk-based network programs, which also are typically categorized as ASO programs, the behavioral health managed care company provides a full array of managed care services, including selecting, credentialling and managing a network of providers (such as psychologists, psychiatric hospitals, substance abuse clinics, etc.), and performs utilization review, claims administration and case management functions; however, the third-party payor remains responsible for the cost of providing the treatment services rendered.

      Risk-Based Network Programs. Under risk-based network programs, the behavioral health managed care company assumes all or a portion of the responsibility for the cost of providing a full or specified range of treatment services. Most of these programs have payment arrangements in which the behavioral health managed care company agrees to provide services in exchange for a fixed fee per covered member per month (a "capitated" program) that varies depending on the profile of the beneficiary population, or otherwise shares the responsibility for providing all or some portion of the treatment services at a specific cost per person. Under these programs, the behavioral health managed care company not only approves and monitors a course of treatment, but also arranges and pays for the provision of patient care (either through its third-party network providers or staff providers or some combination thereof).

      Employee Assistance Programs. An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries. These services consist of evaluating a patient's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services.

      Integrated EAP/Behavioral Health Managed Care Programs. EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with behavioral health managed care programs through "integrated" product offerings. Integrated programs offer employers comprehensive management and treatment of all aspects of behavioral healthcare by consolidating EAP and managed care services into a single program.



Trend Toward Integrated Behavioral Healthcare Organizations

       An integrated behavioral healthcare organization combines delivery of treatment services directly to patients with behavioral health managed care services. The advantage of this combination is the ability of an integrated behavioral healthcare organization to manage care more efficiently and cost-effectively than traditional behavioral health managed care companies by providing services directly to beneficiaries, rather than arranging for the delivery of care through contracts with network providers and treatment facilities. As the behavioral health managed care market has developed, pressure on behavioral health managed care companies to provide high quality care at more competitive rates has begun to result in closer relationships between behavioral health managed care companies and providers of care. The Company believes that, in the future, these two groups will continue to join together through acquisitions, joint ventures and other arrangements, thereby forming integrated behavioral healthcare organizations.

Areas of Growth

      Management believes that the behavioral health managed care industry is growing across all patient segments, particularly with respect to capitated programs, as payors of behavioral healthcare benefits are seeking to reduce the costs of treatment and shift the responsibility for such costs to other entities, while maintaining high quality care. The Company also expects the number of beneficiaries covered under capitated programs to increase, as HMOs increase their penetration of the healthcare services market. Management believes that a number of opportunities exist in the behavioral health managed care industry for future growth, particularly in the Medicaid, Medicare and uninsured markets.

      Medicaid Market. Medicaid is a joint state and federally funded program to provide healthcare benefits to approximately 36 million low income individuals, including welfare recipients. A 1995 article in Health Care Financing Review reported that, from 1991 to 1994, federal and state Medicaid spending increased at an average annual rate of approximately 11%, as compared to an annual increase in overall healthcare spending of approximately 7.5%. Moreover, Medicaid costs were projected to rise from an estimated $138.4 billion in 1995 to $333.4 billion in 2005. State Medicaid programs have recently begun to shift beneficiaries into managed care programs in order to control rising costs.

      Despite the increase in managed care enrollment of Medicaid beneficiaries, the Medicaid market remains unpenetrated to a large extent by managed care organizations. As of June 1995, according to the Health Care Financing Administration ("HCFA") of the United States Department of Health and Human Services, only approximately 32% of all Medicaid beneficiaries were enrolled in some form of managed care program. The Company expects the number of Medicaid recipients enrolled in behavioral health managed care programs to increase through two avenues: (i) subcontracts with HMOs and (ii) direct contracts with state agencies. As HMOs increase their penetration of the Medicaid market, the Company expects that many HMOs will continue to (or begin to) subcontract with behavioral health managed care companies to provide services for Medicaid beneficiaries. State agencies have also begun to contract directly with behavioral health managed care companies to provide behavioral healthcare services to their Medicaid beneficiaries. At least five states have already "carved out" behavioral healthcare from their overall Medicaid programs and have contracted directly with behavioral health managed care companies to provide these services. As of October 1996, 15 other states had received approval from HCFA for a Section 1115 waiver that would allow those states to implement mandatory statewide Medicaid managed care programs, while 11 other states were seeking similar approval.

      Medicare Market. Medicare is a federally funded healthcare program for the elderly. Medicare has experienced an increase in its beneficiary population over the past several years, as well as rapidly escalating healthcare costs. According to the Congressional Budget Office, Medicare spending has been projected to increase from an estimated $176 billion in 1995 to $460 billion by 2005. Currently, only approximately 4.6 million, or 12.3%, of the approximately 37.4 million eligible Medicare beneficiaries are enrolled in managed care programs. While enrollment has increased from approximately 7% of the eligible Medicare beneficiaries in 1993, it is still considerably below that of the commercial and Medicaid populations. Management believes that in response to increased healthcare costs, the Medicare market will shift into managed care programs in the future. To the extent that managed care plans increase their penetration among the Medicare beneficiary population, the Company believes the Medicare market will continue to represent an opportunity for growth among behavioral health managed care companies.

      Uninsured Market. In 1995, approximately 41 million people, or 15% of the nation's total population, were not covered by any form of health insurance. Recently, certain states have enacted mandatory health insurance programs that automatically enroll all uninsured persons in managed care plans. To the extent that managed care plans increase their penetration among this large uninsured population, the Company believes that the uninsured market will continue to represent an opportunity for growth among behavioral health managed care companies.

GROWTH STRATEGY

      The Company's objective is to expand its presence in both existing and new behavioral health managed care markets by building on MBC's (i) proven clinical care methodology, (ii) leading position and experience in managing capitated programs, (iii) diverse and expanding customer base, particularly with respect to HMOs and corporations, and (iv) experienced and clinically-oriented management team. As part of its strategy, the Company intends to:

      Continue to Pursue Capitated Contracts. Management believes MBC is the leading provider of capitated managed care programs, covering over twice as many beneficiaries under risk-based programs as its closest competitor. As of January 1996, according to Open Minds, only 22% of all beneficiaries covered by specialty behavioral health managed care programs were enrolled in risk-based or capitated programs. The Company believes that the market for capitated managed care services will continue to increase at a more rapid rate than the overall market for behavioral health managed care services because capitated compensation arrangements allow payors to reduce their risk with respect to the cost of providing behavioral healthcare services while continuing to provide access to high quality care. Management believes that MBC's past experience and success in managing capitated contracts for HMOs, corporations and other payors, as well as its leading capitated market position, will enable MBC to benefit from the expected market growth in capitated programs.

      Increase Penetration of Medicaid Market. The Company believes that the Medicaid market offers the greatest opportunity for growth in the behavioral health managed care industry over the near term. Management believes that as more state governmental agencies turn to managed care organizations to administer their Medicaid programs, MBC's expertise in managing capitated programs, its developing experience in managing Medicaid populations and its existing business relationships with HMOs, place the Company in a position to capitalize on this potential growth opportunity. MBC currently manages care for Medicaid beneficiaries in connection with the State of Iowa's Mental Health Access Program (the "Iowa Medicaid Program") and the State of Tennessee's TennCare Partners Program ("TennCare"), and also has contracts with HMOs focused on Medicaid beneficiary populations in eight other states.

     Expand Direct Treatment Services Capability. The Company intends to further develop its capability to provide behavioral healthcare treatment services directly to beneficiaries through its subsidiary, Continuum Behavioral Healthcare Corporation ("Continuum"). The Company has entered, and intends to continue to enter, into acquisitions, joint ventures and other arrangements with providers and facilities with the objective of creating broad, integrated regional and local provider and facility networks. Through this strategy, the Company hopes to enhance its ability to bid for and more efficiently operate capitated managed care programs, as well as to market Continuum's direct treatment services to third-party payors of behavioral healthcare benefits, including other managed care companies.

PROGRAMS AND SERVICES

      The following table sets forth the number of beneficiaries covered by MBC for each type of program offered as of September 30, 1996, and the revenue attributable to each such program in fiscal 1996:

Programs                     Beneficiaries    Percent      Revenue     Percent
                                    (In Millions, Except Percentages)
Capitated Programs..................  8.2         52%       $ 334.2     73%
EAPs................................  3.8         25           46.9     10
Integrated Programs.................  2.4         15           40.4      9
ASO Programs........................  1.3          8           13.0      3
Other...............................    -          -           23.3      5
                                   ------     -------      --------   -----
  Total............................  15.7        100%       $ 457.8    100%
                                     ====        ====       =======   =====

      Capitated Programs. Under the Company's risk-based or "capitated" programs, the Company typically arranges for the provision of a full range of outpatient, intermediate and inpatient treatment services to beneficiaries of its customers' healthcare benefit plans, primarily through fee arrangements in which MBC assumes all or a portion of the responsibility for the cost of providing such services. The Company arranges for the provision of treatment services pursuant to a managed network model, under which care is delivered by third-party network providers and, where appropriate, the Company's staff providers. Management believes that the Company's mix of third-party network and staff providers, as well as its experience in pricing capitated contracts and managing the provision of care, allows it to structure programs to meet a customer's specific healthcare benefits requirements.

      Employee Assistance Programs. The Company's EAPs typically provide assessment and referral services to employees of MBC's customers in an effort to assist in the early identification and resolution of productivity problems associated with employees who are impaired by behavioral conditions or other personal concerns. For many EAP customers, MBC also provides limited outpatient therapy (typically limited to eight or fewer sessions) to patients requiring such services. For these services, the Company typically is paid a fixed fee per member per month; however, the Company is usually not responsible for the cost of providing care beyond these services. If further services are necessary beyond limited outpatient therapy, the Company will refer the beneficiary to an appropriate provider or treatment facility. A substantial majority of the Company's existing customer contracts are EAP contracts. Management believes that MBC is the leading provider (based on the number of beneficiaries covered) of EAPs in the behavioral healthcare industry.

      Integrated EAP/Behavioral Health Managed Care Programs. Under its integrated programs, the Company typically establishes an EAP to function as the "front end" of a managed care program that provides a full range of services, including more intensive treatment services not covered by the EAP. The Company usually manages the EAP and accepts all or some of the responsibility for the cost of any additional treatment required upon referral out of the EAP, thus integrating the two products and using both MBC's case management and clinical care techniques to manage the provision of care.

      ASO Programs. Under its ASO programs, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services.

CUSTOMERS, CONTRACTS AND MARKETING

Customers

      The following table sets forth the number of beneficiaries covered by MBC in each of its market segments as of September 30, 1996 and the revenue attributable to each such segment for fiscal 1996:

Market                   Beneficiaries  Percent       Revenue    Percent
                               (In Millions, Except Percentages)
Corporations and Labor Unions...  6.7     43%          $ 93.2        20%
HMOs(1).........................  3.7     24            105.8        23
Blue Cross/Blue Shield and
     Insurance Companies........  3.0     19             88.1        19
Medicaid Programs...............  1.1      7            120.3        26
Governmental Agencies
      (including CHAMPUS).......  1.0      6             32.3         7
Other...........................   .2      1             18.1         5
                                -----  -----            -----     -----
  Total.......................   15.7    100%         $ 457.8       100%
                                 ====    ====           =====      ====

 ---------------
(1) For purposes of this table, the HMO segment excludes HMOs that focus on Medicaid, Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") or state employee plan beneficiary populations.

Contracts

      The Company's contracts with customers typically have terms of one to five years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including the Company's agreement with the State of Iowa for the Iowa Medicaid Program (the "Iowa Mental Health Contract"), the Company's contract relating to the TennCare program and the Company's contracts in connection with the Empire Joint Venture (as described below), are terminable without cause by the customer either upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contracts and subcontract arrangements with HMOs, generally are conditioned upon financial appropriations by one or more governmental agencies. These contracts generally can be terminated or modified by the agency or HMO, as applicable, if such appropriations are not made. In the ordinary course of business, the Company's business arrangements with certain customers may continue beyond expiration of the stated term of the applicable contracts while the terms of new or renewed contracts are being negotiated. In such cases, the customer may terminate the arrangements at any time.

Marketing and Sales

      The Company's marketing and sales organization is managed by the Company's Chief Marketing Officer and is structured to address the Company's four principal market segments: (i) HMOs; (ii) Blue Cross/Blue Shield organizations and insurance companies, and federal, state and local governmental agency employee programs (including CHAMPUS); (iii) corporations and labor unions; and
(iv) public entitlement programs (including Medicaid and Medicare). Each of these four market segments is overseen by a General Manager who reports to the Chief Marketing Officer. For each specific market, the Company employs integrated teams of Sales Managers and Account Managers who work under the supervision of the General Manager for that market. The Sales Managers and the Account Managers, together with the Company's clinical management organization, work closely to ensure that new customer programs are implemented successfully, services delivered meet contract specifications and customer and member concerns are promptly and effectively addressed.

      The Company's sales and account management activities are supported by the Company's Market Services staff, who assist in generating sales leads; prepare proposals and responses to formal Requests for Proposals ("RFPs"); provide product development support; perform competitive analyses; and train personnel for program implementation. Marketing personnel also support the delivery of services to existing accounts through assistance with program implementation and development of customer communications materials such as program brochures, summary plan descriptions and orientation documentation.

RECENT ACQUISITIONS, JOINT VENTURES AND OTHER SIGNIFICANT TRANSACTIONS

      Empire. In September 1995, the Company invested $12.0 million to acquire an 80% interest in a five-year joint venture (the "Empire Joint Venture") with Empire Blue Cross and Blue Shield ("Empire") to provide behavioral health managed care services in 28 counties in the State of New York to approximately 750,000 enrollees as of September 30, 1995. After the repayment of the Company's initial investment and the direct payment by Empire to the Company of certain administrative fees, risk charges and other amounts, the profits of the Empire Joint Venture will be distributed 80% to MBC and 20% to Empire. In connection with the Empire Joint Venture, Empire has the right at any time to require the Company to purchase Empire's interest therein at a cash price equal to the fair market value of such interest. In addition, Empire may terminate the Empire Joint Venture at any time for convenience on written notice to the Company and upon payment to the Company of a specified portion of the Company's $12.0 million investment (which portion declines over time and as repayments of such investment are made to MBC during the life of the venture), together with up to $2.0 million of expenses incurred by the Company in connection with the termination of the venture.

      Choate. In October 1995, a subsidiary of Continuum acquired Choate Health Management, Inc. and certain related entities (collectively, "Choate"), a Massachusetts-based integrated behavioral healthcare organization, for $8.7 million in cash at closing plus $1.3 million paid in July 1996. The Company may be required to make additional payments relating to Choate based upon its future financial performance.

      ProPsych.   In  December  1995,  the  Company  acquired   ProPsych,   Inc.
("ProPsych"), a Florida-based behavioral health managed care company. The Company acquired ProPsych for an initial payment of $0.1 million, a payment of $2.9 million in January 1996 and a final payment of $0.4 million in November 1996.

      Royal Health Care. In January 1996, the Company formed a joint venture with the hospital sponsors of Neighborhood Health Providers LLC ("NHP") under the name "Royal Health Care LLC" ("Royal"), in which each of the Company and NHP holds 50% of the equity interests. Royal, in turn, and Empire have formed a second joint venture company, Empire Community Delivery Systems LLC ("ECDS"), in which Royal and Empire hold 33 1/3% and 66 2/3%, respectively, of the equity interests. Empire and ECDS have entered into an agreement under which ECDS will exclusively manage and operate, on behalf of Empire, healthcare benefit programs (covering all services except behavioral healthcare and vision care) in the five New York City boroughs for Medicaid beneficiaries enrolled in Empire plans. Each of Empire and Royal will provide specified administrative and management services to ECDS to support its delivery of services to Empire under such agreement. Moreover, each of ECDS and Royal will hold specified equity interests in certain independent practice associations (IPAs) providing treatment services to the Empire Medicaid beneficiaries. In addition, Empire has entered into an agreement with the Empire Joint Venture (80% of which is owned by the Company, as described above) to exclusively provide all behavioral healthcare services in New York City to such Empire Medicaid enrollees. The Royal and ECDS joint ventures and related agreements have five-year terms, with up to three five-year renewals (subject to applicable regulatory approvals). Each such venture and the behavioral health agreement also contains customary termination provisions.

      Prudential. In June 1996, the Company entered into an Alliance Agreement (the "Alliance Agreement") with The Prudential Insurance Company of America ("Prudential"), under which Prudential selected the Company to provide behavioral health managed care services to enrollees in specified Prudential health benefit plans in certain areas of the country. The Alliance Agreement contemplates that Prudential, from time to time, will designate geographic areas in which the Company will provide such services. Pursuant to the Alliance Agreement, to date the Company has been selected to service Prudential enrollees in New York State, Connecticut and New Jersey (the "TriState Area"), North Texas and Chicago, Illinois. The Company commenced providing services under the program for North Texas August 1, 1996, the TriState Area September 5, 1996 and Chicago December 1, 1996. The Alliance Agreement has an initial term of three years and six months (expiring December 31, 1999), and will be automatically renewed for a period of two years unless either party notifies the other that it does not intend to renew the Alliance Agreement. The Alliance Agreement is subject to certain rights of termination in favor of Prudential. Pursuant to a separate agreement with Prudential, the Company assumed the responsibility for providing services to those Prudential members currently serviced through Prudential's service center operations in Houston, Texas. The Houston program commenced August 1, 1996.

      TennCare. In July 1996, the State of Tennessee implemented the TennCare program, a mental health and substance abuse benefits program servicing principally Medicaid eligibles and uninsured individuals residing in the State. Two behavioral health organizations ("BHOs") were selected to provide services in connection with such program. One such BHO is comprised of the Company and Tennessee Behavioral Health, Inc. ("TBH"), a behavioral health company located in Knoxville, Tennessee (the "TBH-MBC BHO") serving approximately 500,000 members as of September 30, 1996. The Company and TBH entered into an agreement (the "BHO Agreement") under which they have agreed to operate a joint program to service TennCare beneficiaries through such BHO. Pursuant to the BHO Agreement, TBH entered into a direct contract with the State to service those TennCare beneficiaries allocated to the TBH-MBC BHO; the Company, in turn, provides designated services on behalf of TBH in performing its contract with the State. Under the BHO Agreement, the Company will share in 51%, and TBH will share in 49%, of the profits and losses from their joint operation of the program, and each of the Company and TBH holds one-half of the voting power on all program decisions. The BHO Agreement provides that the TBH-MBC BHO will remain in effect until the earlier of (i) the termination of the TennCare program or (ii) the fourth anniversary of the BHO Agreement. The term of the TennCare program is 12 months commencing July 1, 1996 and automatically renews for successive 12-month periods unless either party gives notice of its intention not to renew. The contract between the State and TBH, however, is subject to certain rights of termination in favor of the State, including the right to terminate for convenience.

      CHAMPUS Regions 7 and 8. In August 1996, TriWest Healthcare Alliance Corp. ("TriWest"), with which the Company previously entered into a Services Agreement (the "Services Agreement") to provide behavioral health managed care services as TriWest's subcontractor, entered into a prime contract with the Office of CHAMPUS ("OCHAMPUS") to provide services to CHAMPUS beneficiaries in certain geographic areas, principally in the southwest and midwestern United States, designated as CHAMPUS Regions 7 and 8. This CHAMPUS program is expected to service approximately 740,000 beneficiaries in such regions. The Services Agreement has a term which is coterminous with that of TriWest's prime contract, which has a term of one year with four option periods exercisable by OCHAMPUS. The prime contract, however, is subject to certain rights of termination in favor of OCHAMPUS, including the right of OCHAMPUS to terminate such contract for convenience. Subject to certain rights of OCHAMPUS to delay implementation of the program, this CHAMPUS program is expected to commence April 1, 1997 with a phase-in period to begin prior to that date.

OPERATIONS

Administrative Structure

      Divisional, Regional and Area Operations. The Company's behavioral health managed care programs and EAPs are operated through an integrated service system consisting of three divisions, which are organized into a national region and a number of geographic regions (collectively, the "Regions"). These Regions are divided into a number of separate area operations ("Areas"), with each Area having independent administrative and management capabilities. All of the Regions are supported by the Company's National Service Center, located in St. Louis, Missouri (the "National Service Center"). MBC's National Region is primarily responsible for servicing national corporate accounts. Particular programs (such as state employee plans or Medicaid programs), however, require local implementation due to the nature of the services provided or customer requirements. Thus, each of the Areas delivers services to its local or regional customers in a manner similar to the National Region's delivery of services on a wider geographic scale to the Company's national accounts.

      National Service Center. The National Service Center is an integral component of MBC's administrative and clinical operations, serving as the headquarters of the National Region and the center for policy decisions on key clinical and operations matters nationwide. The National Service Center also is responsible for providing back-up to the other Regions for certain aspects of Regional administration, oversight and service delivery. Functions provided by the National Service Center's 500-plus member support staff include:

            Centralized Client Services. The National Service Center provides a 24-hour call center that performs after-hours crisis intervention. During business hours, operators at the call center also serve as customer service representatives, providing basic benefit and provider network information, supporting claims payment activities and responding to customer inquiries.

            Network Administration Services. The National Service Center supports and coordinates provider network administration needs, including credentialling and recredentialling functions, while Region and Area personnel design and plan the Region's network, recruit and interview candidates, negotiate contracts with providers and perform on-site examinations of potential facility providers.

            Claims Administration Services. The National Service Center provides centralized claims processing and payment services for most of the Company's clients and programs. Processing claims includes verifying eligibility and third party liability and coordinating payments with other third party payors.

            Management Information Services. The National Service Center is responsible for the operation, development and implementation of the Company's management information systems, including the AMISYS(R) system described below.

            Clinical Oversight. The Company's clinical management team is located at the National Service Center and sets standards for all Region and Area network personnel, including guidelines regarding contractual terms, credentialling criteria and provider oversight procedures. In addition, the National Service Center supports other clinical operations, including monitoring of Area utilization performance, personnel training and quality management.

Clinical Care Operations

      The Company manages care through a systematic, clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an effective and cost-efficient manner. The fundamental principle of MBC's methodology in managing care is that the efficacy, quality and cost-effectiveness of care are enhanced by an accurate diagnosis and a targeted clinical assessment early in the therapeutic process that is followed by appropriate treatment.

      In order to access the Company's provider network, a beneficiary in need of behavioral healthcare services typically initiates contact with the Company by calling the appropriate toll-free telephone number, whereupon a specially trained intake coordinator will assess the patient's eligibility and arrange for inpatient admission or referral to an appropriate provider. Beneficiaries in crisis will call the toll-free number or present themselves at an inpatient facility, whereupon a clinician will assess the patient's needs and, if indicated, arrange for an inpatient admission or a referral to an appropriate provider. In both cases, the provider, in consultation with a clinical case manager employed by the Company, will develop and implement a treatment plan designed to meet the patient's needs. The designated provider and case manager remain in contact throughout the course of the patient's treatment in an effort to achieve an effective and efficient outcome. The provider's efficiency and the quality of the treatment outcome are monitored by Company personnel, with a view to determining which providers and treatment programs produce the highest quality outcomes in the most efficient manner. As part of MBC's case management, the Company's clinical services personnel prepare and review utilization reports on a daily basis and monitor on a regular basis key clinical statistics, such as referrals and facility admissions, average lengths of stay and recidivism.

      The Company's clinical care program includes the following components:

      Intake. Upon responding to a call to the Company's toll-free telephone number, the intake coordinator asks a series of questions designed to assess whether the beneficiary requires crisis intervention, verifies eligibility and refers the caller to an appropriate provider. By having one individual verify eligibility and arrange for referral to a provider, the process is streamlined for the beneficiary and made cost-effective for MBC.

      Crisis Intervention. The Company provides crisis intervention on a 24-hour basis. As part of these services, clinicians attempt to stabilize the patient's condition, assess the patient's particular needs and, if indicated, make a referral for services or authorize reimbursement for admission to an inpatient facility.

      Case Management. Typically, within 24 hours of a crisis inpatient admission or after initial assessment by an outpatient provider, the provider and MBC's case manager agree on a treatment plan for the patient. Throughout a patient's full course of assessment and treatment, an MBC case manager coordinates all aspects of the delivery of services with network providers and facilities by consulting with the providers regarding a course of treatment. The Company's case management procedures are based on comprehensive and flexible clinical guidelines and treatment protocols that are developed internally and are consistent with established industry standards. Intake coordinators and case managers are supervised by the Company's senior clinical staff, who are available for consultation and review the work of case managers and offer advice and suggestions for improvement. Where required, standardized inpatient case management procedures and protocols of the Company have been accredited by the Utilization Review Accreditation Committee ("URAC"), an independent organization based in Washington, D.C.

      Quality Management. MBC has procedures in place to monitor quality assurance (including the recruitment, credentialling, recredentialling, hiring and orientation of providers and facilities), quality assessment (including continuous audits of clinical utilization data, telephonic response times and claims accuracy) and quality improvement (such as provider profiling and problem identification and resolution). The Company's quality management program begins with the initial selection of network and staff providers. Candidates for these positions must satisfy an extensive set of professional and experience requirements. In addition, many of the Company's providers also complete an interview process designed to evaluate the practitioner's knowledge of clinical principles and standards of ethical behavior. Staff providers typically are required to complete orientation training in the Company's treatment philosophy and administrative practices and are expected to participate in periodic continuing education sessions. Network providers typically must participate in periodic case conferences and accrue accredited continuing education credits to enhance their skills in a behavioral health managed care delivery system. The Company's continuing education programs are accredited by the American Psychological Association for continuing education credit and by the Institute of Behavioral Healthcare for continuing education units.

NETWORK AND STAFF PROVIDERS; FACILITIES

     The Company's behavioral health managed care and EAP treatment services are provided by a combination of third-party network providers and treatment facilities as well as staff providers. Network and staff providers include a variety of specialized behavioral healthcare personnel such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals.

      Network Providers. As of September 30, 1996, MBC had contractual arrangements with approximately 30,000 third-party network providers. MBC's network providers are independent contractors located throughout the local areas in which MBC's customer's beneficiary populations reside. Network providers work out of their own offices, although staff providers and other resources of the Company are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a one-year term, with automatic renewal at the Company's option for successive one-year terms, and generally may be terminated without cause by the Company or the provider upon 30 to 90 days notice.

      Staff Providers. Staff providers are behavioral healthcare practitioners employed by the Professional Corporations to provide behavioral treatment services principally to covered beneficiaries of certain MBC customers under contracts between the Professional Corporations and the Company. As of September 30, 1996, the Professional Corporations employed approximately 450 staff providers. Certain staff providers are also responsible for the supervision of network providers, crisis assessment and monitoring compliance with the Company's quality management procedures. The Company pays the Professional Corporations a professional service fee under a participating provider agreement; individual staff providers are paid by their respective Professional Corporations on a salary basis. In addition, the Company provides certain administrative and management services to each Professional Corporation under separate administrative services agreements. These agreements between the Company and each Professional Corporation typically have a one-year term that automatically renews for successive one-year terms and generally may be terminated by the Company upon 30 days notice following a substantial decrease in enrollment of beneficiaries of plans to which the Professional Corporation provides services.

      Facilities. As of September 30, 1996, MBC had contractual arrangements with approximately 2,400 third-party treatment facilities, including inpatient psychiatric and substance abuse facilities, intensive outpatient programs, partial hospitalization facilities, community health centers and other community-based programs, rehabilitative and support programs, and other intermediate care and alternative care facilities or programs. This variety of facilities and programs enables the Company to offer patients a full continuum of care and refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company upon 30 to 120 days notice.

INFORMATION SYSTEMS

      The  Company has  dedicated  substantial  resources  to  implementing  and utilizing information systems required to manage the delivery of care in a cost-effective manner. Because the Company has grown in part through recent acquisitions, the Company currently employs a number of different information systems in the operation of its behavioral health managed care and EAP business. Although functionally independent of one another, together these systems enable the Company to track program enrollee membership and verify beneficiaries' eligibility for coverage, access program benefits, record and monitor authorizations for treatment and cost of care, and process and pay claims. In its current operations, the Company utilizes five primary systems: (i) servers, supporting the delivery of services to certain of the Company's HMO, federal, state and local governmental agency, and Blue Cross/Blue Shield organization and insurance company customers; (ii) a system operating on a Hewlett-Packard HP/9000 platform, supporting the delivery of services principally to certain of the Company's HMO and insurance company customers; (iii) an IBM AS/400 system, supporting the delivery of services principally to the Company's EAP and integrated/EAP managed care customers; (iv) a DEC VAX 4500 system, supporting the delivery of services principally to customers in the State of Texas; and (v) AMISYS(R), a new, centralized system operating on a Hewlett-Packard HP/3000 platform which is intended to more fully integrate the Company's operations and achieve additional efficiencies in the overall management of care.

      The Company believes that AMISYS(R) will enable the Company's intake coordinators, clinical case managers and claims reviewers to more efficiently determine eligibility for coverage, authorize and manage treatment and adjudicate and process claims. The Company also believes AMISYS(R) will enhance the services provided to both its customers and beneficiaries while creating cost efficiencies for the Company by, among other things, measuring the effectiveness of providers and treatment programs, monitoring outcomes and enabling the Company to customize networks and rate structures. It is MBC's intention to utilize AMISYS(R) to support most significant programs implemented by MBC in the foreseeable future. The Company licenses AMISYS(R) from Amisys, Inc.; however, the Company has made approximately $10 million of proprietary enhancements to AMISYS(R) in order to adapt AMISYS(R) for use in the Company's business.

      To assist in the implementation of, and transition of its other four systems to, AMISYS(R), MBC entered into an AMISYS Implementation and Systems Integration Services Agreement with Perot Systems Corporation ("Perot") in January 1996 (the "Perot Agreement"). As contemplated by the Perot Agreement, the Company, utilizing both MBC and Perot personnel, has discontinued its use of most of the servers formerly operating in its Area offices and replaced such systems with AMISYS(R). In addition, the Company also intends to discontinue use of its Hewlett-Packard HP/9000 platform and replace it with AMISYS(R) over the next few years. The Company, with Perot's assistance, also began to utilize AMISYS(R) to support certain of MBC's current programs during calender 1996, and implemented AMISYS(R) in a number of additional locations during the year to service new business.

CONTINUUM AND INTEGRATED BEHAVIORAL HEALTHCARE ORGANIZATION
STRATEGY

      The Company is continuing to pursue its integrated behavioral healthcare organization strategy by building its direct healthcare delivery system capabilities through Continuum. The Company has begun to develop integrated delivery systems in selected geographic markets to provide treatment services directly to beneficiaries of healthcare benefit plans, in part by expanding staff offices in certain areas and increasing efficiency through more stringent clinical policies and supervision. In addition to its staff office base, the
Company is building its direct delivery system capabilities through acquisitions, joint ventures and exclusive marketing and other arrangements with provider groups to enable the Company to provide a wide range of behavioral health treatment services in particular geographic areas, from outpatient care through intermediate levels of care (such as partial hospitalization, intensive outpatient programs and residential treatment programs) to inpatient care. For example, in January 1994, the Company established a close affiliation with Washton Institute, an alcoholism and substance abuse clinical operation that has been a long-standing member of the Company's provider network in the New York metropolitan area. Washton Institute is a central component of the Company's plan to develop its integrated delivery capabilities in the New York City area. The Company intends to establish other clinical practices based on the Washton Institute model in other regions of the country. In addition, in October 1995, the Company acquired Choate. The Company intends to build upon Choate's significant presence in New England and expand Choate's integrated delivery system into states in which MBC has significant business.

      By providing care in an integrated setting, the Company expects to be able to deliver more focused, higher quality services to better meet each patient's individual needs. By both managing care and providing treatment services, the Company intends to more effectively manage the delivery of services along the full continuum of care, improve the quality and cost-effectiveness of services, enhance its ability to market programs and enter new markets, market Continuum as a treatment provider to payors and other managed care companies, and capture a higher percentage of behavioral healthcare spending. Some of the Company's EAP contracts require the Company to refer beneficiaries under those

EAPs to staff providers; however, certain of the Company's EAP contracts prohibit the Company from making such referrals. These prohibitions will limit, to an extent, the Company's ability to provide services to such beneficiaries through Continuum.

COMPETITION

      The industry in which the Company conducts its business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of MBC's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral health managed care and EAP services to their employees or subscribers directly or through affiliated organizations, rather than contracting with the Company for such services. In addition, Continuum competes with a wide range of large and established providers of behavioral healthcare treatment services, most of which have greater experience in the delivery of care, and many of which have greater financial and other resources. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins.

EMPLOYEES

      As of September 30, 1996, the Company employed approximately 2,800 persons who perform executive and administrative functions and engage in marketing and sales, clinical, development, customer service and other activities. The Professional Corporations employed approximately 485 additional persons, approximately 450 of whom are staff providers, on such date. None of the employees of the Company or the Professional Corporations is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

INSURANCE

      The Company currently maintains professional liability insurance with per claim and aggregate coverage limits per annual term of the policy. The policy is subject to self-insured retentions on a per claim basis and on an aggregate basis and must be renewed annually. The policy is a "claims made" policy, meaning that if a person were to file suit against the Company after the term of the policy with respect to an alleged injury that occurred while the policy was in force, the policy would not cover any costs or judgments arising therefrom. The Company renewed the policy effective October 6, 1996 for a one-year term. The Company's professional liability policy also covers the Professional Corporations and certain of the Company's administrative staff that provide services to the Company. The current coverage terms have been in effect since January 1, 1994.

      With the exception of certain EAP providers, as described below, it is the Company's policy to require each network and staff provider to carry professional liability insurance in a minimum amount per claim and in a minimum aggregate amount per year for physicians and doctoral level psychologists, as well as all other providers. Historically, the Company has provided professional liability insurance for its EAP providers. The Company has, however, begun to phase out such coverage and to require its EAP providers to carry their own professional liability insurance in the same amounts as the Company requires its staff providers to carry.

      All of the insurance coverage described above is subject to various coverage limits, self-insured retentions and other conditions and limitations. There can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any actions or claims, or that any such insurance will be available to the Company or its network or staff providers in the future on favorable terms, if at all. If the Company or its providers are unable to secure adequate insurance in the future, or if the insurance carried by the Company or its providers is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there is no assurance that the Company or its providers will not be subject to other liabilities which might have a material adverse effect on the Company.

      The Company also maintains general liability, property, automobile, workers compensation and other insurance. The Company believes that it maintains insurance coverage customary in the behavioral healthcare services industry, and that such insurance is adequate as to the risks covered and the amounts of coverage.

REGULATION

      The managed healthcare industry and the provision of behavioral healthcare treatment services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review; (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals; and (iii) the establishment and operation of behavioral healthcare programs, clinics and facilities. These laws and regulations vary considerably among states, and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain state and federal laws by virtue of its relationships with its staff and network providers and with certain customers, such as governmental agencies and HMOs maintaining health benefits programs for Medicaid and Medicare beneficiaries, and as a result of the role the Company assumes in connection with managing its customers' employee benefit plans.

      The Company believes its operations are structured to materially comply with applicable laws and regulations, and that it has received, or is in the process of applying for, all licenses and approvals that are material to the operation of its business. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation.

       Licensure. Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such licensure or approval that the

Company cease or modify certain of its operations in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain licensure or approval varies from state to state, and difficulties in obtaining a necessary licensure or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

      Insurance, HMO and PPO Activities. To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. The NAIC initiative will likely result in the adoption of a model NAIC regulation in the areas of health plan standards and financial solvency standards for such entities, which could be adopted by individual states in whole or in part. Individual states have also recently adopted their own regulatory initiatives that generally subject entities such as the Company to additional regulation in the area of insurance or HMO standards, including but not limited to requiring licensure, and greater financial solvency protections. These laws and regulations may also limit the ability of the Company to pay dividends, make certain investments and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject typically require the Company to register with the state and provide information concerning its operations, particularly relating to provider and payor contracting. Based on the information presently available to it, the Company does not believe that the imposition of requirements related to maintaining prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to its insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements increases the Company's cost of doing business and can delay the Company's conduct or expansion of its business in some areas. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

      Utilization Review and Third-Party Administrator Activities. Numerous states in which the Company does business have adopted, or are expected to adopt, regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment, and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company's cost of doing business in the event that compliance therewith requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

      There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that certain of its activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

      "Any Willing Provider" Laws. Several states in which the Company does business have also adopted, or are expected to adopt, "any willing provider" laws. Such laws typically impose upon insurance companies, HMOs or other types of third-party payors an obligation to contract with, or pay for the services of, any healthcare provider willing to meet the terms of the payor's contracts with similar providers. The Company is not subject to such laws in any states in which it currently does business, although it has undertaken to comply with any willing provider contracting requirements at the request of certain customers. In addition, the Company could become subject to such laws in the future if they are adopted by states in which the Company is licensed as an insurance company, HMO or similar entity, or if the Company's customers become subject to such laws. Compliance with any willing provider laws could significantly increase the Company's costs of contracting with providers and have a material adverse effect on its operations.

      Professional Services. The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the practice of licensed healthcare professionals, limitations on the ability of business corporations to directly provide, control or exercise excessive influence over the services of licensed healthcare professionals, and limitations on fee-splitting and payments for referrals. Although under the Company's programs all direct clinical services other than brief counseling services typically are provided by licensed professionals who are either staff providers employed by or under contract with one of the Professional Corporations, or are network providers under independent contractor arrangements with the Company, state regulatory authorities or courts may in certain instances determine that these relationships between the Company and the Professional Corporations are unenforceable. With respect to the Company's crisis intervention program, additional licensure of clinicians who provide telephonic assessment or stabilization services to beneficiaries who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the beneficiary's state. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations. However, the risk of such a determination could grow as the Company expands its relationships with providers.

      In contrast to certain states, regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the Professional Corporations or IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity which contracts with the HMO directly is a Professional Corporation or IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

      The Company's business is affected indirectly by regulations imposed upon healthcare providers and the Company's customers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality are expected. Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverages prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. While the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

       Healthcare Programs, Clinics and Facilities. The Company is also generally affected directly by regulations applicable to the operation of healthcare programs, clinics and facilities. Regulations governing the operation of behavioral health programs, clinics and facilities include provisions relating to program, clinic or facility design, ownership, operation, treatment procedures and medical records. In some instances, state laws require ownership of clinics or facilities by licensed practitioners or individuals (rather than corporations). In such cases, the Company maintains its relationship with the clinic or facility other than through direct shareholder status, such as through management services agreements between the Company and the Professional Corporations. If the Company's contractual relationships with the licensed clinics or facilities are deemed to convey an improper ownership interest in, or improper control of, the clinic or facility, changes in the Company's operations in the affected states could be required, and such contracts could potentially be unenforceable. The existence of such restrictions in a given state may present greater risks and may limit business opportunities as the Company endeavors to expands its relationships with providers. Such restrictions could have a material adverse effect on the Company.

      ERISA. Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA requirements. The
Company believes that it complies with ERISA requirements in all material respects, and that continuing ERISA compliance efforts will not have a material adverse effect on the Company.

Medicaid and Medicare. The Company provides and may in the future provide services to some program beneficiaries who are also beneficiaries of the Medicaid program, the Medicare program, other government sponsored healthcare programs, such as CHAMPUS, or the Federal Employees Health Benefits Program. The Company's compensation for services provided to such beneficiaries has historically been governed by the contracts with its customers having government program recipients, as applicable, enrolled in their healthcare benefits plans. Such customers typically have been either governmental agencies or HMOs. The Company must also comply with any cost reporting or other reporting requirements imposed by such government sponsored programs, as well as any reimbursement limitations on what it may charge the program or program beneficiaries. Such requirements may limit the amount of reimbursements that MBC may receive from these programs or subject the Company to periodic audits. The compensation received by the Company for such services under its private customer contracts generally has not been affected by Medicaid or Medicaid fee schedules or similar cost containment measures; however, the Company's provision of services to Medicaid beneficiaries, or beneficiaries of other government sponsored healthcare plans, through direct contracts with federal, state or local government agencies, is affected by such measures, and there can be no assurance that future legislation will not materially adversely affect the Company's compensation for services provided to beneficiaries of government sponsored healthcare programs under contracts with either government agencies or HMOs or other similar entities.

      The provision of services to beneficiaries of federally funded healthcare programs may also subject the Company to various federal "fraud and abuse" laws, including "anti-kickback" and "physician self-referral" laws. Similar state laws could also govern the provision of services to beneficiaries of state funded healthcare programs such as Medicaid. The federal anti-kickback laws prohibit the knowing and willful solicitation, receipt or offering of any remuneration or consideration, directly or indirectly, to induce or in exchange for referrals of patients or for the ordering of services covered by federally funded healthcare programs (excluding the Federal Employees Health Benefits Program) and state funded healthcare programs, including Medicaid. The federal physician self-referral laws impose restrictions on physician referrals of patients for certain designated healthcare services to certain entities with which the physician or any immediate family member has a compensation or investment or ownership interest, and prevents the entity in question from lawfully being reimbursed under the Medicaid and Medicare program for patients improperly referred to it. Thus, these laws could impair the Company's ability to enter into certain types of arrangements with physicians or other healthcare providers. Certain state self-referral laws might apply to other types of providers as well as a broader class of payors. With respect to its non-governmental operations, the Company may be subject to similar laws and regulations in a number of states, and proposed federal legislation would expand the scope of some or all of the fraud and abuse restrictions to cover many private payors of healthcare benefits. Penalties for violating existing fraud and abuse laws include civil monetary penalties, criminal sanctions and exclusion from participation in the Medicaid and Medicare programs. The Company believes that its existing operations comply with such state and federal laws and regulations based on their current interpretation and enforcement; however, because the fraud and abuse laws, particularly anti-kickback provisions, have been broadly construed to prohibit transactions in which any purpose of the transaction violates the law, many transactions potentially could be held to be improper. Uncertainty as to the scope and application of such laws continues; therefore, there can be no assurance that future regulatory and enforcement actions will not result in an interpretation of these laws and regulations that would require the Company to materially change its operations or contractual relationships in order to remain in compliance therewith.

      Other Proposed Legislation. In the last five years, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.

CAUTIONARY STATEMENTS

      This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below.

      Capitated Programs. In order for the Company's capitated contracts to be profitable, MBC must accurately estimate the rate of service utilization by beneficiaries enrolled in its programs. The Company's assumptions as to service utilization rates and costs may not accurately and adequately reflect actual utilization rates and costs, and increases in behavioral healthcare costs and higher than anticipated utilization rates, significant aspects of which are outside the Company's control, could cause expenses associated with such contracts to exceed the Company's revenue for such contracts. Furthermore, certain of such contracts require the Company to reserve a specified amount of cash as financial assurance that it can meet its obligations thereunder. Such amounts are not available to the Company for general corporate purposes.

      Customer Contracts. Substantially all of the Company's customer contracts are immediately terminable for cause, and many, including some of MBC's most significant contracts, are terminable without cause by the customer or upon the occurrence of certain other specified events. The Company is aware of several contracts expiring in fiscal 1997 that will not be renewed; however, the Company does not believe the loss of such contracts will result in a material adverse effect on its results of operations. The Company's ten largest behavioral health managed care customers had 36 contracts with MBC which accounted for approximately 49% of the Company's revenue for fiscal 1996. Such contracts may not be extended or successfully renegotiated, and the terms of any new or renegotiated contracts (particularly financial terms) may not be comparable to those of existing contracts. The loss of certain of these contracts could have a material adverse effect on the Company.

      Competition. The industry in which the Company conducts its business is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of MBC's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral health managed care and EAP services to their employees or subscribers directly or through affiliated organizations, rather than contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins.

      Key Management. The Company's growth depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of such key personnel could have a material adverse effect on the Company.

      Information Systems. The Company's operation of its programs, as well as the implementation of its growth strategy, is dependent on its ability to store, retrieve, process and manage data. Interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other system-related problems could have a material adverse effect on the Company. An integral part of the Company's strategy to improve its operating efficiency and management of care involves its investment in a new information system, AMISYS(R), which is expected to provide advantages over the Company's other current information systems. The Company has begun the implementation of AMISYS(R) into certain of its operations, and has commenced the process of transitioning certain programs supported by its other existing systems to AMISYS(R). The installation and implementation of AMISYS(R) involves the risk of unanticipated delay and expense. Failure to complete the modifications to AMISYS(R) required to adapt such system to the Company's business or to successfully implement AMISYS(R) into its operations could adversely impact MBC's operating efficiency and management of care and could result in the loss of existing customers, difficulties in attracting new customers, increases in operating expenses and other adverse consequences.

      Control by KKR. KKR Associates and its General Partners control the Company, having the power to elect its directors and appoint management. The interests of KKR and its General Partners may not always be consistent with those of the Company's equity and debt holders and other constituencies.

      Dependence on Government Spending for Managed Healthcare; New Legislation. A significant portion of the market for the Company's services is funded directly or indirectly by governmental agencies, including Medicaid programs. Any reduction in government spending for such programs could have a material adverse effect on the Company. In addition, the Company's contracts with governmental agencies generally are conditioned upon financial appropriations, especially with respect to Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company's strategy for growth depends in part on the engagement of managed care organizations to provide services to governmental agencies, especially with respect to Medicaid programs. If such engagements do not occur or if such contracts do not provide adequate pricing terms, the Company could be materially adversely affected. In addition, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting government healthcare programs, or the healthcare industry in general.

      Regulation. The Company's business is subject to extensive state and federal regulation. State laws and regulations vary considerably, and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state. State and federal laws regulate the Company's relationships with its providers and with certain customers, such as governmental agencies and HMOs servicing Medicaid and Medicare beneficiaries, and its management of its customers' employee benefit plans. Because regulation of the Company's business is evolving, new laws or regulations applicable to the Company may be enacted, and existing laws and regulations may be interpreted to apply to the Company's operations in a different manner than previously thought. Any such development may require the Company to secure additional licenses or restructure its operations to comply with such laws and regulations. Any delay or failure to secure or maintain licenses or otherwise comply with applicable laws and regulations or to so restructure operations could lead to lost business opportunities and have a material adverse effect on the Company.

      Professional Liability; Insurance. The Company is regularly subject to lawsuits alleging malpractice and related legal theories, some of which involve situations in which participants in the Company's programs have committed suicide. The Company may also be subject to claims of professional liability for alleged negligence in performing utilization management activities, as well as for acts and omissions of the Company's staff and network providers. The Company could also become subject to claims for the costs of healthcare services denied. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, or that one or more lawsuits will not have a material adverse effect on the Company in the future. While the Company carries professional liability insurance, it is subject to certain self-insured retentions, may not apply in certain circumstances and may not be sufficient to cover all damages or costs relating to present or future claims. Upon expiration thereof, sufficient insurance may not be available to the Company or its providers on favorable terms, if at all. If the Company or its providers are unable to secure adequate insurance in the future, or if the insurance carried by the Company or its providers is not applicable or is not sufficient to cover any damages or costs relating to any present or future claims, the Company and its providers could be subject to a liability that could have a material adverse effect on the Company.

      Substantial Leverage and Related Considerations. The Company incurred substantial indebtedness in connection with the Merger, and is highly leveraged. Such indebtedness included borrowings under a $205.0 million senior credit facility (the "Senior Credit Facility") provided under the Credit Agreement dated as of October 6, 1995, as amended, among the Company, the lending institutions listed therein and The Chase Manhattan Bank, N.A., as Agent (the "Credit Agreement") entered into in connection with the Merger, and the Company's 11 1/2% Senior Subordinated Notes due 2005 (the "Notes"). The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable MBC to service its indebtedness, including the Notes, or make necessary capital expenditures. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all Senior Indebtedness (as defined in the indenture for the Notes (the "Indenture")) of the Company (which includes all indebtedness under the Senior Credit Facility).

Item 2.   Properties

      The Company's principal executive offices, with approximately 37,500 square feet in the aggregate, are located in Park Ridge, New Jersey; the lease for the Company's headquarters expires in 2006. The Company leases approximately 195,500 square feet in the aggregate for the National Service Center in St. Louis, Missouri, under three leases expiring between 2001 and 2003. In addition, the Company leases approximately 64,000 square feet in the aggregate in New York City relating to the Empire Joint Venture and other business; the lease for the New York City space expires in 2008. The Company also maintains an office with approximately 24,800 square feet in the aggregate in San Francisco, California; the lease for the San Francisco office expires in 1997. As of September 30, 1996, the Company also maintained approximately 150 other offices in 31 states under leases which have terms of up to 10 years and range in size up to 30,000 square feet. Management believes that the Company's offices and other properties are adequate for its current needs and that suitable additional space will be available as required.

Item 3.   Legal Proceedings

      The management and administration of the delivery of behavioral health managed care and EAP services, and the direct provision of behavioral health treatment services, entail significant risks of liability. In recent years, the Company and its network and staff providers have been subject to a number of actions and claims alleging malpractice, professional negligence and other related legal theories. Many of these actions and claims seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

      From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its staff providers, its employees, its network providers or other parties. In the normal course of its business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company's programs. Such incidents may give rise to malpractice, professional negligence and other related actions and claims against the Company, its employees and its network and staff providers. As the number of beneficiaries covered by the Company grows, the number of providers employed by the Professional Corporations or under contract with the Company increases and the nature and scope of services provided by the Company in its managed care and EAP business expands, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. In addition, as Continuum's business develops, the Company may become subject to additional actions and claims alleging malpractice, professional negligence and other related theories arising from the behavioral health treatment services rendered directly to patients by Continuum.

      The Company carries insurance in respect of liabilities arising from actions and claims based on alleged malpractice, professional negligence and other related theories. The Company's staff providers are also required to maintain professional liability insurance on a per claim and aggregate basis. All such insurance is subject to various coverage limits, self-insured retentions and other limitations and conditions. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. In addition, to the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. In the ordinary course of business, the Company is also subject to actions and claims with respect to its employees, staff providers, network providers and suppliers of services. The Company does not believe that any pending action against the Company alleging malpractice, professional negligence or other related theories will have a material adverse effect on the Company. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities to the Company; however, there can be no assurance that pending or future actions or claims for professional liability will not have a material adverse effect on the Company.

      From time to time, the Company receives notifications from and engages in discussions with various governmental agencies concerning its business and operations. As a response to these contacts with regulators, the Company in many instances implements changes to its operations, revises its filings with such agencies and/or seeks additional licenses to conduct its business. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensure as a single service HMO, TPA or utilization review agent in one or more jurisdictions.

      The Company was recently involved in legal proceedings related to the Iowa Mental Health Contract. The proceedings arose out of the initial decision of the Iowa Department of Human Services (the "Iowa DHS") in May 1994 to award the Iowa Mental Health Contract to Value Behavioral Health,

Inc. (the "Competitor"). The Company contested the decision on the basis that, among other things, the Competitor should have been disqualified because of certain conflicts of interest. After the Iowa DHS denied the Company administrative relief, the Company filed suit in the District Court of Iowa for Polk County (the "Iowa District Court"). In October 1994, the Iowa District Court disqualified the Competitor from performing services under the Iowa Mental Health Contract because of various conflicts of interest. The Competitor appealed the Iowa District Court decision to the Iowa Supreme Court. In the meantime, in January 1995, the Company and the Iowa DHS signed the definitive Iowa Mental Health Contract, under which the Company commenced services in March 1995. Subsequently, in July 1996, the Iowa Supreme Court dismissed the Competitor's appeal and affirmed the Iowa District Court decision. To the Company's knowledge, the Competitor has not petitioned the U.S. Supreme Court to review the Iowa Supreme Court ruling; consequently, management believes the legal proceedings surrounding the Iowa Mental Health Contract are concluded.

      In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including the Company (collectively, "Defendants") entitled Edward M. Stephens, Jose A. Yaryura-Tobias, Judith Green, Ph.D., Fugen Neziroglu, Ph.D., Ona Robinson, Ph.D., Laurie A. Baum, C.S.W., Agnes Wohl, C.S.W., and The On-Step Institute For Mental Health Research, Inc., individually and on behalf of all others similarly situated, v. CMG Health, FHC Options, Inc., Foundation Health PsychCare Services, Inc., Green Spring Health Services, Inc., Human Affairs International, Inc., Merit Behavioral Care Corp., MCC Behavioral Care Inc., United Behavioral Systems, Inc., and Value Behavioral Health, Inc., 96 Civ. 7798 (KMW). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. Defendants must move, answer or otherwise respond with respect to the complaint in January 1997. The Company intends to vigorously defend itself in this litigation. However, there can be no assurance that the outcome of this litigation will be favorable to the Company. An unfavorable outcome could have a material adverse effect on the Company.



Item 4.   Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II
------------------------------------------------------------------------------


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

      There is no established public trading market for the Common Stock. There were 27 holders of the Common Stock at December 1, 1996. The Company has not paid dividends on the Common Stock to date and does not currently intend to pay dividends on the Common Stock in the foreseeable future. The payment of dividends is restricted by the Senior Credit Facility and the Indenture. See
Note 6 to the Company's consolidated financial statements set forth in Part IV below.

Item 6.   Selected Financial Data

     The following selected historical financial data were derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company and of MBC prior to the acquisition of Medco Containment by Merck (referred to herein as the "Predecessor"), including the respective notes thereto, included elsewhere herein. The historical consolidated financial statements of the Predecessor for the fiscal year ended September 30, 1992 are unaudited. The historical consolidated financial statements of the Predecessor for the fiscal year ended September 30, 1993 and the period from October 1, 1993 through November 17, 1993 and of the Company for the period from November 18, 1993 through September 30, 1994 and for the fiscal years ended September 30, 1995 and 1996 are audited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                         Predecessor(6)                       MBC                    MBC
                       Fiscal Year Ended              Nov. 18, 1993 Fiscal Year    Fiscal Year
                       September 30,     Oct.1-Nov17     to          Ended          Ended
                       1992        1993      1993    Sept. 30, 1994 Sept. 30,1995  Sept. 30, 1996(10)
                       ----        ----      ----      ---------     --------      ----------

Income Statement Data:
Revenue                $121.6      $197.4    $31.0       $245.9     $361.5         $457.8
Operating expenses(1)   111.9.      180.5     29.3        225.4      335.8          426.2
Amortization of intan.    1.4         1.8      0.3         17.1       21.4           25.8
Restructuring charge      ---         1.7      ---          ---        ---            3.0
                       ------      ------    -----       ------      ------        ------
  Operating income(2)     8.3        13.4      1.4          3.4        4.3            2.8
Other expense (income)(3) 0.4        (0.6)    (0.1)        (0.8)      (1.5)          (2.8)
Interest expense                                                                     23.8
Merger costs.........      --         2.4      ---          ---        ---            4.0
                       -------     -------   -----        ------     -------       -------
 Income (loss) before income
   taxes and cumulative effect
   of accounting change   7.9        11.6      1.5          4.2        5.8          (22.2)
Provision (benefit) for
  income taxes            3.1         6.1      0.6          2.1        4.5           (5.3)
                       -------     -------   ------       ------     -------        ------
   Income (loss) before
     cumulative effect of
     accounting change    4.8         5.3      0.9          2.1        1.3          (16.9)
Cumulative effect of
  accounting change(10)    --          --       --           --         --           (1.0)
                       -------     -------    ------      ------      -------       ------
Net income (loss)    $    4.8     $    5.5   $ 0.9      $   2.1     $  1.3         $(17.9)
                       =======     =======    ======      ======      ======        ======
Pro forma net
 income (loss) for
 the effect of
 the accounting
 change(19)          $    4.8     $    5.5   $ 0.9      $  2.1      $  0.3         $(16.9)
                       =======     ========   ======      ======      ======        ======
Deficiency of earnings
  to fixed charges(7)                                                              $(22.2)
                                                                                    ======

Balance Sheet Data (at end of periods):
Cash, cash equivalents and
  short-term marketable
  securities(5)      $   9.5      $  21.9                $ 32.7      $ 34.1        $ 53.0
Total assets            60.2         91.9                 259.3       305.4         344.8
Due to parent
(noninterest bearing)    0.9          5.9                  37.9        70.8           ---
Long-term debt                                                                      254.0
Stockholders' equity    31.3         47.0                 121.0       122.3         (29.5)

Other Data:
Adjusted EBITDA(4)      11.8         20.0      2.2         25.5        34.0          45.1
Adjusted EBITDA margin(8)9.7%        10.1%     7.1%        10.4%        9.4%          9.9%
Cash provided by
 operating activies   $  1.9       $ 18.3    $ 2.9       $ 19.2      $ 26.1        $ 28.6
Cash used for investing
  activities            (1.5)       (17.3)    (1.6)       (43.3)      (54.2)        (41.3)
Cash provided by financing
  activities             0.9          4.9      0.5         31.6        32.9          30.6
Depreciation and
  amortization(9)        3.2          4.3      0.7         21.3        28.2          36.5
Capital expenditures:
  Information systems    ---          8.6      0.2         15.0        23.2          15.7
  Other capital
       expenditures      2.3          1.0      1.0          1.8         8.3           8.1
                       ------       ------    ------      ------      ------        ------
Total capital
       expenditures      2.3          9.6      1.2         16.8        31.5          23.8

Notes to Selected Financial Data:

(1) Represents the sum of direct service costs and selling, general and administrative expenses.

(2) Operating income equals income before income taxes, interest expense, other income and expense and merger costs.

(3) Represents primarily interest income, except for 1992 which includes $0.3 million of expenses related to a legal settlement and $0.4 million of acquisition-related expenses.

(4) "Adjusted EBITDA" represents the sum of operating income, depreciation and amortization, and other income and expense, excluding restructuring charges in 1993 and 1996, and other non-recurring charges in 1992. Adjusted EBITDA is presented because a similar measure is used in the covenants contained in the Indenture and MBC believes that Adjusted EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, Adjusted EBITDA should not be construed as an alternative to MBC's operating income, net income or cash flow from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of MBC's operating performance or as a measure of MBC's liquidity. In addition, items excluded from EBITDA, such as restructuring charges and depreciation and amortization, are significant components in understanding and assessing the Company's financial performance.

(5) Includes restricted cash and short-term marketable securities classified as a long-term asset. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Cash in Claims Funds and Restricted Cash."

(6) On November 18, 1993, Merck acquired all of the outstanding shares of Medco Containment in a transaction accounted for by the purchase method. The amounts related to periods prior to November 18, 1993, were derived from Predecessor financial statements. The historical cost basis of the Predecessor differs from that of the Company due to the allocation of a portion of the total purchase price of Medco Containment to the Company's assets and liabilities.

(7) For purposes of this computation, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred financing fees) and one-third of rental expense, representing that portion of rental expense deemed by MBC to be attributable to interest. For the period presented, earnings were insufficient to cover fixed charges and, therefore, such deficiency is presented above. The ratios of earnings to fixed charges for the periods prior to October 6, 1995 are not presented because the Company did not have interest expense prior to consummation of the Merger.

(8) "Adjusted EBITDA margin" represents Adjusted EBITDA as a percentage of revenue. As noted in footnote (4) above, Adjusted EBITDA is presented because MBC believes it is a widely accepted financial indicator of a company's ability to service debt. However, Adjusted EBITDA margin should not be construed as an alternative to MBC's operating income as a percentage of revenue or net income as a percentage of revenue (as derived from operating income and net income determined in accordance with generally accepted accounting principles). Adjusted EBITDA margin should not be construed as an indication of MBC's operating performance or as a measure of MBC's liquidity.

(9) Excludes amortization of deferred financing costs.

(10) Effective October 1, 1995, the Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs to the initial contract period. Prior to October 1, 1995, the Company capitalized start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement or include the initial renewal term in the amortization period. The change was made to increase the focus on controlling costs associated with contract start-ups.

The Company recorded a pre-tax charge of $1.8 million ($1.0 million after taxes) in its fiscal 1996 first quarter results of operations as a cumulative effect of the change in accounting. Had the Company adopted this accounting principle in the prior year, fiscal 1995 net income would have been $0.3 million. There was no pro forma effect of this change for fiscal years prior to 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Effect on MBC of Merck's Acquisition of Medco Containment

      Merck acquired Medco Containment, the Company's former parent, on November 18, 1993 in a transaction that was accounted for by the purchase method. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's results of operations for fiscal 1994 include both the results of operations of the Predecessor from October 1, 1993 through November 17, 1993, and of the Company from November 18, 1993 through September 30, 1994. The effect of the acquisition of Medco Containment by Merck was to increase the goodwill and other intangibles and related deferred taxes of the Company; the Company's subsequent results of operations reflect such increases.

Revenue

      Typically, the Company charges each of its HMO, Blue Cross/Blue Shield organization, insurance company, corporate, union, governmental and other customers a flat monthly capitation fee for each beneficiary enrolled in such customer's behavioral health managed care plan or EAP. This capitation fee is generally paid to MBC in the current month. Contract revenue billed in advance of performing related services is deferred and recognized ratably over the period to which it applies. For a number of the Company's behavioral health managed care programs, the capitation fee is divided into outpatient and inpatient fees, which are recognized separately. Outpatient revenue is recognized monthly as it is received; inpatient revenue is recognized monthly and is in most cases (i) paid to the Company monthly (in cases where the Company is responsible for the payment of inpatient claims) or in certain cases (ii) retained by the customer for payment of inpatient claims. When the customer retains the inpatient revenue, actual inpatient costs are periodically reconciled to amounts retained and the Company receives the excess of the amounts retained over the cost of services, or reimburses the customer if the cost of services exceeds the amounts retained. In certain instances, such excess or deficiency is shared between the Company and the customer.

      The Company's revenue increased by $79.5 million, or 40.3%, from fiscal 1993 to fiscal 1994, by $84.6 million, or 30.6%, from fiscal 1994 to fiscal 1995, and by $96.3 million, or 26.6%, from fiscal

1995 to fiscal 1996. Such revenue growth has been derived from existing customers, new customers, acquisitions, joint ventures and other arrangements. For existing customers, revenue growth has resulted from increased membership serviced under existing behavioral health managed care and EAP contracts, and from additional contracts with such customers offering new programs or expanding into new geographical areas. The comparability of revenue from the relevant periods has also been affected by the various acquisitions, joint ventures and other arrangements discussed in this Form 10-K.

Direct Service Costs and Margins

      Direct service costs are comprised principally of expenses associated with managing, supervising and providing the Company's services, including third-party network provider charges, various charges associated with the Professional Corporations, inpatient facility charges, costs associated with members of management principally engaged in the Company's clinical operations and their support staff, and rent for certain offices maintained by the Company in connection with the delivery of services. Direct service costs are recognized in the month in which services are expected to be rendered. Network provider and facility charges for authorized services that have not been reported and billed to the Company (known as incurred but not reported expenses, or "IBNR") are estimated and accrued based on historical experience, current enrollment statistics, patient census data and other information.

      The Company has experienced an increase in direct service costs as a percentage of revenue (which have been offset to varying degrees by various initiatives described below) primarily as a result of changing product mix and pricing pressure associated with both the competitive bid process for new contracts and negotiations to extend existing contracts. The portion of MBC's revenue (73% for fiscal 1996) attributable to capitated managed care programs has continuously been increasing. Because capitated managed care programs require the Company to incur greater direct service costs than EAPs and ASO managed care programs, the direct profit margins attributable to such programs are lower than the direct profit margins attributable to the Company's other programs. The Company is continuing to focus on reducing direct service costs. Efforts intended to reduce these costs include: (i) negotiating better rates and/or different compensation arrangements (such as retainer arrangements, volume discounts, case rates and capitation of fees) with third-party network providers and treatment facilities; (ii) contracting with treatment facilities that provide a broader spectrum of treatment programs in an effort to expand beneficiary access to a broader continuum of care, thereby achieving more cost-effective treatment; (iii) focusing management and clinical care techniques on patients requiring more intensive treatment services to assure that such patients receive the appropriate level of care in a cost-efficient and effective manner; (iv) implementing a new information system intended to enable MBC to improve the productivity and efficiency of its operations; (v) increasing the overall efficiency of MBC's staff provider system by closing or consolidating less efficient staff offices, streamlining operations and increasing the efficiency of remaining staff offices; and (vi) increasing the Company's capability to provide direct treatment services, thereby allowing MBC to deliver more cost-effective services.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses are comprised principally of corporate and regional overhead expenses, such as marketing and sales, legal, finance, information systems and administrative expenses, as well as professional and consulting fees, and the compensation of members of the Company's senior management. The Company expects selling, general and administrative expenses to grow over the near term, primarily due to growth in information systems expenses related to the implementation of AMISYS(R) as well as increases in regional administration and sales and marketing operations necessary to support the growth of the Company's business; however, the Company expects selling, general and administrative expenses to grow at a rate less than that of anticipated revenue growth in fiscal 1997. There can be no assurance, however, that anticipated revenue growth will occur or that any such revenue growth will occur at a rate greater than the rate of growth in selling, general and administrative expenses.

Amortization of Intangibles

      As a result of Merck's acquisition of Medco Containment in November 1993, the Company's financial statements include an allocation by Merck of the excess of its cost over fair market value of the net assets acquired. Accordingly, goodwill and other acquisition-related intangibles in the amount of $160.0 million were recorded on the Company's balance sheet as of November 1993 and are being amortized over various periods. A noncurrent deferred tax liability of $47.8 million was established to reflect the tax consequences of the difference between the financial and tax reporting bases of the identified intangibles. The Company's total goodwill also includes goodwill associated with the Company's acquisition of BenesYs, Inc. ("BenesYs"), a Houston-based behavioral health managed care organization, and of certain assets of Washton Institute. In addition, the acquisition of Choate in October 1995, the payment made to Empire in connection with the Empire Joint Venture in September 1995, the acquisition of ProPsych in December 1995, and various contingent consideration payments, together with the goodwill recognized from the BenesYs and Washton transactions, resulted in the incurrence of additional goodwill of approximately $62.6 million. Amortization of acquisition-related intangibles was $17.2 million in fiscal 1994, $20.1 million in fiscal 1995, and $22.8 million in fiscal 1996.

      The Company also capitalizes certain start-up expenses related to new contracts and amortizes these amounts over the life of the contracts. When the Company enters into a new contract or significantly expands services for an existing customer, the Company typically incurs up-front start-up costs that historically have ranged from $50,000 to $2.5 million per program. These start-up costs include, among other things, the costs of recruiting, interviewing and training providers and support staff, establishing offices and other facilities, acquiring furniture, computers and other equipment, and implementing information systems. As of September 30, 1996, the Company's balance sheet reflected $6.1 million of deferred start-up costs, net of amortization, categorized under long-term assets.

Liquidity

      The Company's liquidity is affected by the one- to four-month lag between the time the Company receives cash from capitation payments under new contracts and the time when the Company pays the claims for services rendered by third-party network providers and treatment facilities relating to such capitation payments. During the first few months of a new contract, the Company builds cash balances as capitation payments are received and also builds a payables balance as direct service costs are accrued based on expected levels of service. After the first several months of a contract, monthly claims payments typically increase to normal levels and the contract generates cash more in line with the expected profit margin for that contract. When a contract is terminated, monthly capitation payments cease on contract termination, but claims for services rendered prior to termination continue to be received and paid for several months. This post-contract termination period is often referred to as the "run-off" period. To date, contract terminations have not had a material impact on the Company's liquidity.

Recent Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identified intangibles to be disposed of or held and used by an entity. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in fiscal 1997 and does not expect its implementation to have a material effect on its results of operations or its financial condition.

      In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 123 in fiscal 1997 and does not expect its implementation to have a material effect on its results of operations or its financial condition.

RESULTS OF OPERATIONS

Selected Operating Results

The following table sets forth certain statement of operations items of MBC expressed as a percentage of revenue:

                                         Fiscal Year Ended September 30,
                                           1994       1995        1996
                                          -----       ----        ----

Revenue.............................      100.0%     100.0%      100.0%
Direct service costs................       77.1       79.1        79.0
                                         ------      ------      ------
  Direct profit margin..............       22.9       20.9        21.0
Selling, general and administrative
  expenses..........................       14.9       13.8        14.1
Amortization of intangibles.........        6.3        5.9         5.7
Restructuring charge................        ---        ---         0.6
                                        --------    --------    -------
   Operating Income.................        1.7        1.2         0.6
Other income........................        0.3        0.4         0.6
Interest expense....................        ---        ---        (5.2)
Merger costs........................        ---        ---        (0.8)
                                        --------    --------    -------
Income (loss) before income taxes and
  cumulative effect of accounting change    2.1         1.6       (4.8)
Provision (benefit) for income taxes...     1.0         1.2       (1.1)
                                         -------     -------     -------
Income (loss) before cumulative effect
    of accounting change............        1.1%        0.4%      (3.7)%
                                         =======     =======     =======

Adjusted EBITDA margin..............       10.0%        9.4%       9.9%

Fiscal 1996 Compared to Fiscal 1995

      Revenue. Revenue increased by $96.3 million, or 26.6%, to $457.8 million for fiscal 1996 from $361.5 million for fiscal 1995. Of this increase, $87.7 million was attributable to the inclusion of revenue for the entire period from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $26.4 million was attributable to new customers commencing service in the current year, the majority of which was derived from two contracts totalling $20.9 million. In addition, the Company's acquisitions of Choate and ProPsych contributed an additional $18.4 million in revenue for fiscal 1996. These revenue increases were partially offset by a $36.2 million decrease in revenue as a result of the termination of certain contracts, five of which accounted for $21.1 million of such decrease. Certain of these contracts had terminated in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

      Direct Service Costs. Direct service costs increased by $75.7 million, or 26.5%, to $361.7 million for fiscal 1996 from $286.0 million for fiscal 1995. As a percentage of revenue, direct service costs decreased from 79.1% for fiscal 1995 to 79.0% for fiscal 1996. This net decrease in the direct service cost percentage was due to a variety of largely offsetting factors. The direct service cost percentage was positively impacted by lower inpatient utilization in fiscal 1996 as compared to the prior year related to a significant contract with an HMO focused on the Medicaid beneficiary population. Such decrease resulted from the implementation of changes in program management and modification of the clinical treatment protocols applicable to such contract. In addition, the Company started to realize the benefits in fiscal 1996 of a nationwide recontracting program with providers which began in the second quarter of such year. The Company is continuing its efforts to reduce direct service costs to mitigate the effects of pricing pressure, which is expected to continue in fiscal 1997, associated with the competitive bid process for new contracts and negotiations to extend existing contracts. The direct service cost percentage was adversely impacted by the loss in the fourth quarter of fiscal 1995 of two contracts with higher than average direct profit margins and a renewal of a significant contract on lower pricing terms. In addition, the Company earned a lower than average direct profit margin on a significant state Medicaid program which was not in effect for the entire twelve month period in the prior year. Furthermore, in the fourth quarter of fiscal 1996, the Company commenced providing services under the TennCare program. Due to the unusual structure of the TennCare program, the direct profit margin under such contract was lower than the Company's average direct profit margin for fiscal 1996 and is expected to continue to be lower in future periods. The Company anticipates that, in light of the relative significance of the TennCare program to the Company, the full year effect of this program will cause the Company's overall direct service cost percentage to increase over such percentage for fiscal 1996.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.7 million, or 29.5%, to $64.5 million for fiscal 1996 from $49.8 million for fiscal 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of the Company's National Service Center, which will allow for growth beyond MBC's current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses increased to 14.1% for fiscal 1996 from 13.8% for fiscal 1995. The increase in such expenses, coupled with unanticipated delays in the planned start dates of significant new contracts (including TennCare) secured by the Company, contributed to the increase in selling, general and administrative expenses as a percentage of revenue. With respect to the TennCare program, the Company anticipates that such program will not require additional selling, general and administrative expenses in fiscal 1997. This is expected to result in a decline in the Company's overall selling, general and administrative expenses as a percentage of revenue in fiscal 1997, which should offset the expected increase described above in the Company's 1997 direct service cost percentage.

      Amortization of Intangibles. Amortization of intangibles increased by $4.5 million, or 21.0%, to $25.9 million for fiscal 1996 from $21.4 million for fiscal 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate and

ProPsych and the Empire Joint Venture, as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

      Restructuring Charge. The Company recorded a pre-tax restructuring charge of $3.0 million related to a plan, adopted and approved in the fourth quarter of 1996, to restructure its staff offices by exiting certain geographic markets and streamlining Continuum's field and administrative management organization. This decision was in response to the results of underperforming locations affected by the lack of sufficient patient flow in the geographic areas serviced by these offices and the Company's ability to purchase healthcare services at lower rates from the network. In addition, it was determined the Company would be able to expand beneficiary access to specialists and other providers thereby achieving more cost-effective treatment and to favorably shift a portion of the economic risk, in some cases, of providing outpatient healthcare to the provider through the use of case rates and other alternative reimbursement methods. The restructuring charge is comprised primarily of accruals for employee severance, real property lease terminations and write-off of certain assets in geographic markets which are being exited. The Company anticipates the restructuring plan will be substantially completed by February 28, 1997.

      Other Income (Expense). For fiscal 1996, other income and expense consisted of (i) interest expense of $23.8 million incurred as a result of the increase in long-term debt resulting from the Merger; (ii) merger expenses of $4.0 million consisting primarily of professional and advisory fees; and (iii) interest and other income of $2.8 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances.

      Income Taxes. The Company recorded a benefit for income taxes during fiscal 1996 based upon the Company's pre-tax loss in such period. The resulting income tax benefit has been partially offset by the nondeductible nature of certain merger costs.

Cumulative Effect of Accounting Change

      Effective October 1, 1995, the Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs incurred prior to the commencement of services to the initial contract period. Prior to October 1, 1995, the Company capitalized start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement or include the initial renewal term in the amortization period. The change was made to increase the focus on controlling costs associated with contract start-ups.

      The Company recorded a pre-tax charge of $1.8 million ($1.0 million after taxes) in the first quarter of fiscal 1996 as a cumulative effect of a change in accounting. The pro forma impact of this change for the year ended September 30, 1995 would be to increase costs and expenses by $1.8 million ($1.0 after taxes). There was no pro forma effect on periods prior to fiscal 1995. The effect of the change on the current year presented cannot be reasonably estimated.




Fiscal 1995 Compared to Fiscal 1994

      Revenue. Revenue increased by $84.6 million, or 30.6%, to $361.5 million for fiscal 1995 from $276.9 million for fiscal 1994. Of this increase, $42.8 million was attributable to additional revenue from existing customers generated by an increase in both the number of programs managed by MBC on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs, as well as the inclusion of revenue for the entire period from certain contracts that commenced in the prior period; and $55.4 million was attributable to new customers, including two contracts in the HMO market, seven contracts in the corporate market, five contracts with HMOs focused on Medicaid beneficiary populations, one contract in the governmental agencies market, the Iowa Mental Health Contract and one month of the Empire Joint Venture. In addition, the full year impact of BenesYs, acquired in 1994, and Washton Institute, from which MBC acquired certain assets and with which the Company entered into an exclusive affiliation arrangement in 1994, contributed an additional $7.2 million in revenue. These revenue increases were partially offset by a $20.7 million decrease in revenue as a result of the termination of certain contracts, five of which accounted for $16.9 million of such decrease. Contract price increases were not a material factor in the increase in revenue.

      Direct Service Costs. Direct service costs increased by $72.6 million, or 34.0%, to $286.0 million for fiscal 1995 from $213.4 million for fiscal 1994. As a percentage of revenue, direct service costs increased from 77.1% for fiscal 1994 to 79.1% for fiscal 1995. These increases were principally due to lower than average direct operating margins generated under two Medicaid contracts implemented in fiscal 1995 and the loss of a Blue Cross/Blue Shield organization contract that had a higher than average direct operating margin. (The Blue Cross/Blue Shield organization terminated its contract when it made an investment in a competitor of the Company.) These increases were also the result of an increase in the percentage of revenue derived from capitated contracts, which generally have higher direct service costs, as well as a change in the mix of capitated contracts.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.6 million, or 20.6%, to $49.8 million for fiscal 1995 from $41.3 million for fiscal 1994. As a percentage of revenue, selling, general and administrative expenses decreased to 13.8% for fiscal 1995 from 14.9% for fiscal 1994. The increase in total selling, general and administrative expenses was primarily attributable to growth in information systems staff, marketing and sales and administrative staff, corporate and regional management, and support systems; however, these expenses were allocated over a larger revenue base, leading to the decrease in selling, general and administrative expenses as a percentage of revenue.

      Amortization of Intangibles. Amortization of intangibles increased by $4.0 million, or 22.7%, to $21.4 million for fiscal 1995 from $17.4 million for fiscal 1994, primarily due to the amortization, for the full period, of intangibles allocated to the Company as a result of the purchase of Medco
Containment by Merck in November 1993, as well as to increases in the amortization of deferred start-up costs related to new contracts.

      Income Taxes. The provision for income taxes increased by $1.8 million, or 66.7%, to $4.5 million in fiscal 1995 from $2.7 million in fiscal 1994. The effective combined federal and state income tax rate was 77.3% in fiscal 1995 as compared to 47.7% in fiscal 1994. The increase in such rate was due to (i) amortization, for the full period, of non-deductible goodwill allocated to the Company as a result of the purchase of Medco Containment by Merck; (ii) an increase in certain non-deductible expenses incurred in 1995 which were significant relative to the amount of pretax income; and (iii) a shift of the Company's income to states having higher statutory income tax rates.

Liquidity and Capital Resources

      General.  For fiscal 1996,  operating  activities  provided  cash of $28.5 million, investing activities used cash of $41.3 million and financing activities provided cash of $30.6 million, resulting in a net increase in cash and cash equivalents of $17.8 million. Investing activities in fiscal 1996 consisted principally of (i) capital expenditures of $23.8 million related primarily to the continued development of the Company's new information systems and expansion of the Company's National Service Center; (ii) payments totaling $2.9 million for funding under joint ventures with Neighborhood Health Providers, LLC, Community Health Network of Connecticut, Inc., and Royal Health Care LLC; and (iii) payments totaling $12.7 million for the acquisitions of Choate and ProPsych.

Merger Indebtedness. In October 1995, the Company completed the Merger. In connection with the Merger, Merck received $326.0 million in cash (which amount reflects various purchase price adjustments) and retained approximately 15% of the Common Stock of the post-Merger Company. The Merger was financed with $115.0 million of new cash equity from affiliates of KKR and Company management. The balance of the transaction was funded with a $75.0 million bridge loan (the "Bridge Loan") provided by an affiliate of KKR and $155.0 million of initial borrowings under the Senior Credit Facility. Such funds were utilized to redeem Common Stock for $258.1 million, repay amounts due Merck of $67.9 million, and pay certain fees and expenses related to the Merger. In November 1995, the Company issued $100.0 million in aggregate principal amount of its 11 1/2% Senior Subordinated Notes due 2005 (the "Private Notes"), the net proceeds of which were applied to repay the Bridge Loan and a portion of the revolving credit facility of the Senior Credit Facility (the "Revolving Credit Facility"). In March 1996, the Company exchanged the Private Notes for $100.0 million in aggregate principal amount of the Notes. As of September 30, 1996, $34.0 million of revolving loans and $0.4 million of letters of credit were outstanding under the Revolving Credit Facility, and approximately $50.6 million was available for future borrowing.

      Adjusted EBITDA. Adjusted EBITDA, a financial measure used in the Credit Agreement and the Indenture, increased by $11.1 million, or 32.6%, to $45.1 million for the twelve months ended September 30, 1996 from $34.0 million for the twelve months ended September 30, 1995.

      Acquisitions. In October 1995, the Company acquired Choate for $8.7 million; in July 1996, the Company made an interim payment of contingent consideration to Choate's former shareholders of $1.3 million. The Company may be obligated to make additional contingent payments relating to Choate based on the 1996 and 1997 pre-tax income of Choate. In December 1995, the Company acquired ProPsych for an initial payment of $0.1 million and a payment of $2.9 million made in January 1996. In November 1996, the Company paid $0.4 million to the former shareholders of ProPsych in full settlement of any and all contingent consideration due to such former shareholders. From time to time, the Company has engaged in and continues to engage in preliminary discussions with respect to potential acquisitions and joint ventures.

      Cash in Claims Funds and Restricted Cash. As of September 30, 1996, the Company had total cash balances (including cash equivalents) of $53.0 million, of which $33.2 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $5.7 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of September 30, 1996, the Company also held surplus cash balances, classified as cash and cash equivalents, as required by the contracts held by the Company relating to both the State of Iowa and the State of Tennessee to provide behavioral health managed care services to each of those state's Medicaid populations.

      Availability of Cash. Historically, the Company has funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings under its revolving credit facility. Based upon the current level of cash flows from operations and anticipated growth, the Company believes that available cash, together with available borrowings under the Revolving Credit Facility, and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness for the foreseeable future. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable MBC to service its indebtedness, including the Notes, or make necessary capital expenditures.

Seasonality

      MBC's revenue and direct service costs are affected to a certain degree by seasonality in the Company's business. The Company's existing revenue base is relatively consistent due to the nature of its contracts; however, new revenue generated through increases in membership and customer programs varies each month. The greatest fluctuations usually occur in January and, to a lesser extent, July, as these are the primary enrollment periods for most healthcare benefit plans. January and July are also months in which the Company commences a significant portion of its programs for new customers, as HMOs and corporations typically contract for healthcare services on a calendar year basis and state governments usually operate on a mid-year contracting cycle. Nevertheless, behavioral health managed care programs for new customers may begin any time; for example, some of the Company's largest programs to date, the Iowa Mental Health Contract and the Empire Joint Venture, began on March 1, 1995 and September 1, 1995, respectively. In addition, direct service costs generally vary with revenue; however, they are also affected by seasonality. Utilization of services (and therefore, direct service costs) for HMOs, Blue Cross/Blue Shield organizations and insurance companies generally tend to be higher overall in the Company's first and second fiscal quarters (ending in December and March). Direct service costs also increase in MBC's second fiscal quarter to the extent of annual wage increases for employees.

Inflation

      The effects of inflation on MBC's financial condition and results of operations were not material during any of the periods presented.

Item 8.   Financial Statements and Supplementary Data

      The financial statements of the Company set forth on pages F-1 through F-21 hereof are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

                                   PART III

------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The  following  table  sets  forth  certain  information   regarding  MBC's
directors and executive officers:


     NAME                    AGE          POSITION
-------------------------  -----------  -----------------------------------------------------
Albert S. Waxman, Ph.D        56        Chairman and Chief Executive Officer
Henry R. Kravis               52        Director
George R. Roberts             53        Director
Edward A. Gilhuly             37        Director
Todd A. Fisher                31        Director
Ronald D. Geraty, M.D.        50        Executive Vice President, New Business
                                        Development and Director; President of
                                        Continuum
Arthur H. Halper              49        Executive Vice President, Chief
                                        Financial Officer and Director
Michael G. Lenahan, Esq.      37        Executive Vice President, Mergers &
                                        Acquisitions, General Counsel and Secretary
David B. Stone                50        Executive Vice President and Chief
                                        Marketing Officer
Richard C. Surles, Ph.D.      52        Executive Vice President, Operations
Terry R. Thompson             38        Executive Vice President, Business Operations
                                        and Director

Albert S. Waxman, Ph.D. has served as Chief Executive Officer and as a Director of MBC since its incorporation in March 1993. Dr. Waxman has served as Chairman of the Board of Directors of MBC since December 1994 and served as Co-Chairman of the Board of Directors of MBC from March 1993 until December 1994. Dr. Waxman also served as President of MBC from March 1993 through December 1993. Dr. Waxman was a co-founder of American Biodyne and has served as its Chairman or Co-Chairman since 1985, its Chief Executive Officer since December 1990, and also served as its President from May 1990 until April 1993. Since January 1990, Dr. Waxman has served as Chief Executive Officer of both Novatech Management Corporation and Waxman Enterprises, private venture capital firms. Since June 1990, Dr. Waxman has served as a member of the Board of Directors of Norland Corporation, a medical device company in the osteoporosis field, and Oestech Inc., a medical device company. Dr. Waxman founded Diasonics, Inc., a medical imaging company, where he served as Chairman of the Board, Chief Executive Officer and President from 1977 through 1987. Dr. Waxman holds Ph.D. and M.S. degrees in electrical engineering from Princeton University, where he is a member of the advisory council of the School of Engineering and Applied Sciences, and a B.S. degree in electrical engineering from City College of New York.

Henry R.  Kravis  became a Director  of MBC in  October  1995.  Mr.  Kravis is a
Founding Partner of KKR and KKR Associates and is a member of the limited liability company which serves as the General Partner of KKR. Mr. Kravis is also a director of AutoZone, Inc., Borden, Inc., Bruno's, Inc., Duracell International, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX
Corporation,   K-III   Communications   Corporation,   Newsquest   Capital  PLC,
Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

George R. Roberts became a Director of MBC in October 1995. Mr. Roberts is a Founding Partner of KKR and KKR Associates and is a member of the limited liability company which serves as the General Partner of KKR. Mr. Roberts is also a director of AutoZone, Inc., Borden, Inc., Bruno's, Inc., Duracell International, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX
Corporation,   K-III   Communications   Corporation,   Newsquest   Capital  PLC,
Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

Edward A. Gilhuly became a Director of MBC in October 1995. Mr. Gilhuly was a General Partner of KKR from January 1995 until January 1996, when he became a member of the limited liability company which serves as the General Partner of KKR. Mr. Gilhuly is also a General Partner of KKR Associates and, prior to 1995, was an Executive of KKR. Mr. Gilhuly is also a director of Doubletree Hotels Corporation, Layne Christensen Company, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Red Lion Properties, Inc. and Union Texas Petroleum Holdings, Inc.

Todd A. Fisher became a Director of MBC in October 1995. Mr. Fisher has been an Executive of KKR since June 1993 and a Limited Partner of KKR Associates since December 1993. From 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Prior to 1992, Mr. Fisher attended the Wharton School of Business at the University of Pennsylvania.

Ronald D. Geraty, M.D. has served as a Director of MBC since May 1996, President of Continuum since its formation in July 1994 and an Executive Vice President of MBC since its incorporation in March 1993. Dr. Geraty has also served as Senior Vice President, New Business Development of American Biodyne since May 1992 and as Vice President of American Biodyne from December 1991 to May 1992. He served as President of Assured Health Systems, Inc. (acquired by American Biodyne in
1991) from September 1989 through May 1992. In addition, he is currently an Instructor in Psychiatry at the Harvard Medical School. Dr. Geraty holds an M.D. from the Loma Linda University School of Medicine, Loma Linda, California and attended Columbia Union College in Washington, D.C.

Arthur H. Halper has served as a Director of MBC since May 1996, and as Executive Vice President and Chief Financial Officer of MBC since December 1994. Mr. Halper served as Executive Vice President, Mergers and Acquisitions of MBC from November 1993 to December 1994, and as Senior Vice President of Finance and Treasurer of MBC from its incorporation in March 1993 through November 1993. Mr. Halper has also served as Chief Financial Officer, Executive Vice President and Treasurer of American Biodyne since December 1994, and served as a Senior Vice President of American Biodyne from January 1994 to December 1994, as a Vice President of American Biodyne from March 1993 to January 1994 and as Regional Vice President of American Biodyne for the Mid-Atlantic Region from January 1992 through March 1993. Mr. Halper also has served as Chief Operating Officer of AGCA, Inc. (acquired by American Biodyne in 1992) since November 1990. Mr. Halper, a Certified Public Accountant, holds a B.A. degree in Business Administration from Rutgers University.

Michael G. Lenahan, Esq. has served as Executive Vice President, Mergers & Acquisitions of MBC since January 1996, Executive Vice President, General
Counsel  and  Secretary  of MBC since  November  1993,  and  General  Counsel or
Executive Vice President, Legal of American Biodyne and each of MBC's other subsidiaries since January 1994. Mr. Lenahan held the position of Vice President-Legal of Medco Containment from March 1993 until August 1995. Prior thereto, Mr. Lenahan was an associate with the New York law firm of Shearman & Sterling. Mr. Lenahan holds a J.D. degree from New York University School of Law and a B.A. degree in Political Science from the State University of New York at Binghamton.

David B. Stone has served as Executive Vice President and Chief Marketing Officer of MBC since June 1994 and served as Senior Vice President of MBC from January 1994 to June 1994. Mr. Stone also served as Vice President of MBC from its incorporation in March 1993 to January 1994. Mr. Stone has served as President of Personal Performance Consultants, Inc. ("PPC"), a subsidiary of MBC, since August 1994 and served as Senior Vice President of Managed Care Services and Chief Marketing Officer of PPC from June 1993 until August 1994. From August 1988 to April 1992, Mr. Stone was Vice President of Sales and Marketing for Preferred Health Care, Ltd. and Chief Marketing Officer of Empire Mental Health Choice, a joint venture between Preferred Health Care Ltd. and Empire. Mr. Stone holds an M.S.W. degree from the Columbia School of Social Work and an M.B.A. degree from Pace University.

Richard C. Surles, Ph.D. has served as an Executive Vice President of MBC since November 1994. In October 1995, Dr. Surles assumed the position of Executive Vice President, Service System Development of MBC and, commencing in January 1996, became Executive Vice President, Operations of MBC. Dr. Surles served as the New York State Commissioner of Mental Health from October 1987 to November 1994. Dr. Surles holds a Ph.D. degree in Administration and Organizational Behavior from the University of North Carolina.

Terry R. Thompson has served as a Director of MBC since October 1996 and as Executive Vice President, Business Operations of MBC since September 1996. Prior to joining MBC, Mr. Thompson was an executive of Medco Containment from September 1990 to January 1996. Most recently, Mr. Thompson served as Executive Vice President of Operations of Merck/Medco Managed Care, Inc., and as President and a Director of National Pharmacies, Inc., NRx Services, Inc., Paid Prescriptions, Inc. and a number of other subsidiaries of Medco Containment, from October 1994 to January 1996. Mr. Thompson also served as a Senior Vice President of Synetic, Inc. ("Synetic"), at such time a subsidiary of Medco Containment, and was responsible for five of Synetic's institutional pharmacy companies from October 1993 to October 1994. From September 1991 to October 1993, Mr. Thompson held the position of Senior Vice President-Eastern Region of Medco Containment, and from September 1990 to September 1991 he served as a Vice President and General Manager for the company. Prior to joining Medco Containment, Mr. Thompson worked for Federal Express Corporation from 1975 to 1990, holding various positions during such period, serving most recently as Managing Director, Boston Operations. Mr. Thompson serves on the Board of Directors of The Entertainment Connection, Inc., an Internet products company, and Operation Link-Up, a not-for-profit corporation dedicated to Paterson, New Jersey high school students. Mr. Thompson holds a B.B.A. degree in Management from Memphis State University.

      Messrs. Kravis and Roberts are first cousins.

Recent Changes

      In November 1996, the Company entered into an employment agreement with John P. Docherty, M.D., under which Dr. Docherty will assume the position of Executive Vice President and Chief Medical Officer of the Company effective March 1, 1997.

     Effective May 31, 1996, Richard S. Chung, M.D. resigned from his position as Executive Vice President and Chief Clinical Officer of the Company. Effective April 1, 1996, Shannon R. Kennedy, Ph.D. resigned from his position as President and Chief Operating Officer of the Company. In December 1995, Philip Morlan resigned from his position as Executive Vice President and Chief Information Officer of the Company. Upon the departure of each such executive from the Company, MBC purchased all shares of Common Stock acquired by such executive on October 6, 1995 in connection with the Merger.

Item 11.  Executive Compensation

      The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company paid or accrued during the three fiscal years ended September 30, 1996 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Executive Officers"). Such table represents historical compensation and is not indicative of future compensation to be received by the Named Executive Officers.

                     Historical Summary Compensation Table
                                                                 Long Term
                         Annual Compensation                    Compensation
                                                                 Securities
                                                    Other Annual Underlying      All Other
Named Executive Officer     Year   Salary    Bonus  Compensation MBC Options    Compensation(2)
                                                                     (#)

Albert S. Waxman, Ph.D.      1996  $435,000 $ 65,250    ---          2,800,000       ---
     Chairman and            1995   405,417   70,000    ---             ---          ---
     Chief Executive Officer 1994   400,000   86,262    ---             ---          ---

Ronald D. Geraty, M.D.       1996   275,000   41,250    ---            300,000    $1,000
   Executive Vice President, 1995   241,750   27,125    ---             ---          800
   Business Development;     1994   217,000   32,688    ---             ---          800
   President of Continuum

Arthur H. Halper             1996   250,000   37,500    ---            150,000     1,500
   Executive Vice President  1995   210,000   20,625    ---             ---        1,200
   Chief Financial Officer   1994   165,000   32,209    ---             ---        1,200

Richard C. Surles, Ph.D      1996  250,000   100,000  $77,977(1)       120,000       ---
   Executive Vice President  1995  177,083         0    ---             ---          ---
   Operations                1994        0         0    ---             ---          ---

David B. Stone               1996  225,000    33,750    ---            300,000     1,900
   Executive Vice President  1995  225,000    24,771    ---             ---        1,500
   Chief Marketing Officer   1994  180,082    10,079    ---             ---        1,500

----------------------
(1) Represents reimbursement of expenses in connection with Dr. Surles' relocation to the Company's corporate headquarters.

(2) Represents the Company's matching contribution under the Merit Behavioral Care Corporation 401(k) Plan.

Options/SAR Grants in Fiscal 1996

      The following table summarizes options to acquire shares of Common Stock granted in fiscal 1996 to the Named Executive Officers.

                                Individual Grants                               Potential Realizable Value
                  Number of           % of Total                                 of Assumed Annual Rates
                  Securities          Options Granted     Exercise             of Stock Price Appreciation
                  Underlying           to Employees         Price    Expiration        for Option Term
Name              Options Granted     in Fiscal Year       $/Share      Date            5%          10%
----              ---------------     --------------       -------    ---------      ----------------------
                        (#)
Albert S. Waxman   2,800,000               42.9%            $5.00     10/06/2005     $8,804,525 $22,312,394
Ronald D. Geraty     300,000                4.6              5.00     10/06/2005        943,342   2,390,614
Arthur H. Halper     150,000                2.3              5.00     10/06/2005        471,671   1,195,307
Richard C. Surles    120,000                1.8              5.00     10/06/2005        377,337     956,245
David B. Stone       300,000                4.6              5.00     10/06/2005        943,342   2,390,614

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth the number of shares covered by both exercisable and unexercisable options to acquire shares of Common Stock held by the Named Executive Officers as of September 30, 1996.

                                                                                        Value of Unexercised
                                     Number of Securities                                  In the Money
                                 Underlying Unexercise Options/SARs                       Options/SARs at
                                       at Fiscal Year End                                 Fiscal Year End(1)

                         Shares
                       Acquired        Value
Name                  on Exercise      Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
----                  -----------      --------     ------------    -------------     -----------    -------------
                                                                          #)
Albert S. Waxman           --             --             --           2,800,000            --              --
Ronald D. Geraty           --             --             --             300,000            --              --
Arthur H. Halper           --             --             --             150,000            --              --
Richard C. Surles          --             --             --             120,000            --              --
David B. Stone             --             --             --             300,000            --              --



--------------
(1)Until such time there is a public market in which the Common Stock may be traded, the value of such options is determined under a formula delineated under the 1995 Option Plan. As of September 30, 1996, based on such formula, no value was associated with such options.

   The following table sets forth the number of shares covered by both exercisable and unexercisable options to acquire shares of common stock of Merck held by the Named Executive Officers as of September 30, 1996.

                                                                                            Value of Unexercised
                             Number of Securities                                               In the Money
                     Underlying Unexercised Merck Optins/SARs                                 Merck Options/SARs
                               at Fiscal Year End                                            at Fiscal Year End(1)
                     Shares
                   Acquired        Value
Name(2)          on Exercise    Realized     Exercisable   Unexercisable               Exercisable    Unexercisable
                     (#)                          (#)             (#)
Albert S. Waxman     86,685    $3,781,881      471,047          109,262                 $23,099,156       $5,293,198
Ronald D. Geraty        ---          ---         9,363            6,070                     428,939          247,808
Arthur H. Halper      1,098        53,739       24,280           12,141                   1,163,862          581,979
David B. Stone        9,743       439,385          ---            4,857                         ---          233,792

----------------
(1)Values for "in-the-money" options represent the positive spread between the respective exercise prices of outstanding options and $70.375, the value of the common stock of Merck as of September 30, 1996, as reported on the New York Stock Exchange Composite Tape.
(2)Richard C. Surles holds no options to acquire shares of common stock of Merck.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of MBC's Board of Directors is comprised of Messrs. Gilhuly and Fisher. Mr. Gilhuly is a member of the limited liability company which serves as the General Partner of KKR and is also a General Partner of KKR Associates. Mr. Fisher is an Executive of KKR and a Limited Partner of KKR Associates. KKR Associates beneficially owned 73.7% of MBC's outstanding Common Stock as of December 1, 1996. As a General Partner of KKR Associates, Mr. Gilhuly may be deemed to share beneficial ownership of the Common Stock beneficially owned by KKR Associates; however, Mr. Gilhuly disclaims any such beneficial ownership.

Compensation of Directors

      Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are also employees of the Company receive no remuneration for serving as directors.

Management Incentive Plan

      The Board of Directors of MBC has adopted an Annual Incentive Plan for Key Employees of MBC (the "Incentive Plan"). The Incentive Plan provides that each fiscal year MBC senior management will designate as participants ("Participants") in the Incentive Plan those employees of MBC who are in a position to significantly impact the performance of the Company. Participants will be eligible to receive payments under the Incentive Plan equal to a specified percentage of their base salaries if the Company attains certain performance goals set by the Compensation Committee.

1995 Merit Stock Option Plan

      In October 1995, MBC adopted the 1995 Stock Purchase and Option Plan for Employees of Merit Behavioral Care Corporation and Subsidiaries (the "1995 Option Plan") providing for the issuance of up to 8,561,000 shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalization, mergers or reorganizations of or by the Company. The 1995 Option Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1995 Option Plan permits the issuance of Common Stock (the "Purchase Stock") and the grant of Non-Qualified Stock Options (the "1995 Options") to purchase shares of Common Stock (the issuance of Purchase Stock and the grant of Options pursuant to the Plan being a "1995 Grant"). Unless sooner terminated by MBC's Board of Directors, the 1995 Option Plan will expire on October 6, 2005. Such termination will not affect the validity of any 1995 Grant outstanding on the date of termination.

      Each individual 1995 Option agreement provides that, upon certain events (each, an "Acceleration Event"), the 1995 Options will become immediately exercisable. The 1995 Option agreements provide that an Acceleration Event occurs if the participant's employment with the Company is terminated by such participant for "good reason" or by the Company without "cause" (each as defined in the MBC Management Stockholder's Agreements (as defined)) within one year following certain change in control events.

      The 1995 Option Plan provides generally that the exercise price of 1995 Options and the purchase price of any Common Stock granted for consideration will not be less than 50% of the fair market value per share of Common Stock on the date of such 1995 Grant. Each participant in the 1995 Option Plan is required to enter into a stockholder's agreement with MBC substantially similar to the MBC Management Stockholder's Agreements described below.

      The Compensation Committee of MBC's Board of Directors administers the 1995 Option Plan, including, without limitation, the determination of the employees to whom 1995 Grants will be made, the number of shares of Common Stock subject to each 1995 Grant, and the various terms of such 1995 Grants. The Compensation Committee of MBC's Board of Directors may from time to time amend the terms of any 1995 Grant, but, except for adjustments made upon a change in the Common Stock of the Company by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1995 Option Plan with respect to the Purchase Stock and the 1995 Options without such participant's consent. MBC's Board of Directors retains the right to amend, suspend or terminate the 1995 Option Plan.

1996 Merit Stock Option Plan

      In January 1996, MBC adopted the Merit Behavioral Care Corporation Employee Stock Option Plan (the "1996 Option Plan") providing for the issuance of up to 1,000,000 shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalization, mergers or reorganizations of or by the Company. The 1996 Option Plan is intended to provide incentive to employees of MBC to remain in the employ of the Company and to increase their interest in the success of the Company through the grant of stock options. Substantially all full-time employees of MBC (other than those receiving 1995 Options) who commenced employment with MBC prior to January 1, 1996 are eligible to participate in the 1996 Option Plan. The 1996 Option Plan permits the grant of Non-Qualified Stock Options (the "1996 Options") to purchase shares of Common Stock (each such grant of 1996 Options being a "1996 Grant"). Unless sooner terminated by the MBC Board of Directors, the 1996 Option Plan will expire on January 1, 2006. Such termination will not affect the validity of any 1996 Grant outstanding as the date of termination.

      The Compensation Committee of the MBC Board of Directors administers the 1996 Plan, including, without limitation, the determination of employees to whom 1996 Grants will be made, the number of shares of Common Stock subject to each 1996 Grant, and the terms of such 1996 Grant. 1996 Grants to participants under the 1996 Option Plan are determined based on their length of service with the Company, with reference to the following service categories: (a) less than one year; (b) one to two years; (c) two to three years; and (d) greater than three years. Each participant will be required to execute an agreement with MBC (a
"1996 Option Agreement") containing the following terms, among others: the number of 1996 Options; the exercise price therefor; and the vesting schedule for the 1996 Options.

      The 1996 Option Agreements prohibit the participants from transferring 1996 Options, subject to enumerated exceptions. The 1996 Options are not exercisable until after the date when at least 25% of the then outstanding shares of Common Stock (on a fully diluted basis) have been sold in underwritten public offerings under the Securities Act (the "Public Company Date") and, thereafter, only when the shares of Common Stock underlying such 1996 Options have been registered under the Securities Act and qualified under applicable state "blue sky" laws, or MBC has determined that an exemption from such registration and "blue sky" qualification is available. In addition, upon termination of the participant's employment with MBC at any time, all unvested 1996 Options will be canceled and, if such termination is for Cause (as defined in the 1996 Option Agreements), all vested Options also will be canceled. If such employment is terminated prior to the Public Company Date without Cause, MBC will have the right for three years after such termination to require the participant to surrender for cancellation all vested 1996 Options in exchange for a payment determined under the 1996 Option Plan. If such employment is terminated without Cause after the Public Company Date, the participant's vested 1996 Options will remain exercisable for 90 days following such termination.

      The MBC Board of Directors has reserved the right to amend or terminate the 1996 Option Plan, provided that no such amendment or termination may adversely affect the rights of participants in their 1996 Options.

Employment Agreements

      Albert S. Waxman. American Biodyne has entered into an amended and restated employment agreement, dated as of August 17, 1992 and amended as of October 1, 1993, with Albert S. Waxman. The agreement provides that Dr. Waxman will be employed by American Biodyne for a period of five years and will receive a base salary of $400,000 plus a yearly discretionary bonus. Such annual base salary has been subsequently increased. American Biodyne may terminate the agreement for cause or by mutual agreement with Dr. Waxman. Dr. Waxman may terminate the agreement for good reason. If American Biodyne terminates the agreement for reasons other than cause or if Dr. Waxman terminates the agreement for good reason, Dr. Waxman will be entitled to (i) receive his base salary until the earliest of five years, death or the occurrence of a circumstance that constitutes cause or (ii) elect the employment status of Chairman Emeritus of American Biodyne.

     Michael G. Lenahan. The Company and Medco Containment have entered into an employment agreement, dated as of February 1, 1995, with Michael G. Lenahan. The agreement provides that Mr. Lenahan will be employed by the Company for a period of three years and receive a base salary of $200,000 per year, plus a yearly discretionary bonus and certain other fringe benefits. Such annual base salary has been subsequently increased. Mr. Lenahan may terminate the agreement for cause or upon a change of control of MBC. The Company may terminate the agreement for cause, without cause upon 30 days' written notice or if Mr. Lenahan becomes disabled. If Mr. Lenahan terminates the agreement or if the Company terminates the agreement without cause, he is entitled to work for the Company as a consultant for a period of one year and to be paid at the base compensation rate in effect at the time of termination or, at his election, to assume a senior level position in the legal department of Medco Containment.

      Richard C. Surles. The Company has entered into an employment agreement, effective January 16, 1995, with Richard C. Surles. The agreement provides that Dr. Surles will be employed by the Company for the period ending January 16, 1998 and receive (i) a minimum base salary of $250,000 per year, plus a yearly discretionary bonus, (ii) loans in connection with his relocation and (iii) an advance on his salary in the form of a loan of $25,000. The Company may terminate the agreement for cause, if Dr. Surles becomes disabled or without cause. Dr. Surles may terminate the agreement upon not less than six months' written notice. If the Company terminates the agreement without cause, Dr. Surles will be entitled to receive (i) his base compensation for the balance of the term of the agreement (but in no event less than one year) and (ii) insurance and medical benefits for the same term as base compensation is paid.

      David B. Stone. The Company, American Biodyne and PPC have entered into a management agreement, dated April 27, 1992 and amended as of April 30, 1993, with David B. Stone. The agreement provides for an initial employment period that ended on March 31, 1995 and was automatically renewed according to its terms for an additional two years. The agreement provides that Mr. Stone shall receive a minimum base annual salary of $176,000, plus a discretionary bonus based on targeted performance objectives, and certain other benefits. Such annual base salary has been subsequently increased. Mr. Stone may terminate the agreement for good reason and the Company may terminate the agreement for cause or if Mr. Stone becomes disabled. If Mr. Stone terminates the agreement for good reason or if the Company terminates the agreement for reasons other than for cause, Mr. Stone will be entitled to compensation equal to the greater of (i) his then current salary at the time of entering into the agreement for the remainder of the term (up to two years) or (ii) his then current salary for a period of one year.

      Terry R. Thompson. The Company has entered into an employment agreement, effective as of September 3, 1996, with Terry R. Thompson. The agreement provides that Mr. Thompson will receive a base salary of $350,000 per year during his employment with the Company, plus a yearly discretionary bonus and certain other fringe benefits. The employment agreement remains in effect until terminated (i) by the Company (with or without cause) upon the provision to Mr. Thompson of six months' prior notice, (ii) by the Company upon Mr. Thompson's death or disability, or (iii) by Mr. Thompson for good reason upon the provision by Mr. Thompson of six months' prior notice. If the Company terminates Mr. Thompson's employment without cause, or Mr. Thompson terminates his employment with the Company for good reason, Mr. Thompson will be entitled to receive (i) his base compensation for 12 months from the date of termination and (ii) insurance and medical benefits for the same term as base compensation is paid. In accordance with such agreement, Mr. Thompson acquired shares of Common Stock under an agreement having substantially the same terms as an MBC Management Stockholder's Agreement and received a grant of 1995 Options. Under the employment agreement, the Company has agreed that, in the event Mr. Thompson is offered and accepts a promotion, he will receive an additional grant of 1995 Options.

Severance Agreements

     On October 6, 1995, the Company entered into severance agreements (collectively, the "Severance Agreements") with Dr. Waxman, Dr. Geraty, Mr. Halper, Mr. Lenahan, Mr. Stone and Dr. Surles. Each Severance Agreement provides that if, prior to October 6, 2000, (i) the Company terminates employment of the applicable officer for reasons other than for "cause" (as defined therein) or
(ii) the officer terminates employment on his own initiative for "good reason" (as defined therein), such officer will be entitled, for a period of twelve months, to be paid the excess, if any, of his base salary at the time of such termination over any other payments made by the Company to such officer under other employment or consulting agreements then in effect.

MBC Management Stockholder's Agreements

      In connection with the Merger and from time to time thereafter, the Company has entered into stockholder's agreements (each, an "MBC Management Stockholder's Agreement") with all management employees that are stockholders of MBC or holders of any 1995 Options (each, an "MBC Management Stockholder"). Pursuant to each MBC Management Stockholder's Agreement, the MBC Management Stockholder may not transfer any shares of Common Stock acquired thereby or upon exercise of vested 1995 Options (collectively, the "Plan Shares") within five years after the purchase date thereof, except as described below and except (a) for certain transfers to family members, similar transfers in the nature of estate planning and in connection with the loans described under "Certain Relationships and Related Transactions," (b) pursuant to a Qualified Public Offering (as defined therein), in which event only a stated percentage of his Plan Shares becomes transferable or (c) pursuant to certain sales of Common Stock by MBC Associates, L.P., an affiliate of KKR ("MBC Associates"), in which event the MBC Management Stockholder is entitled to sell a stated percentage of his Plan Shares. Each MBC Management Stockholder's Agreement provides the MBC Management Stockholder with the right to (a) require the Company to repurchase all of his Plan Shares and pay him a stated price for cancellation of 1995 Options upon a Permitted Retirement (as defined therein), death or disability,
(b) until the later of five years after the purchase date or the first Qualified Public Offering, have the Company register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings, and
(c) prior to the fifth anniversary of the first Public Offering (as defined therein), include a stated percentage of his Plan Shares in any sale of Common Stock by MBC Associates or an affiliate to any non-affiliated person (other than a Public Offering). Each MBC Management Stockholder's Agreement also provides the Company with (a) prior to a Public Offering, the right of first refusal to buy Plan Shares owned by each MBC Management Stockholder on essentially the same terms and conditions as such MBC Management Stockholder proposes in a sale of his Plan Shares to another purchaser, (b) the right to repurchase all of the MBC Management Stockholder's Plan Shares and pay him a stated price for cancellation of his 1995 Options upon certain events, including termination of employment (with or without cause) or an unpermitted transfer of Plan Shares and (c) prior to the fifth anniversary of the first Public Offering, the right to require the MBC Management Stockholder to sell a stated percentage of his Plan Shares in any sale of Common Stock by MBC Associates or an affiliate to any non-affiliated person (other than a Public Offering). Upon a "change of control" (as defined therein) of the Company, the transfer restrictions, right of first refusal, and certain other rights with respect to sale and repurchase of the Plan Shares and cancellation of 1995 Options as described above will lapse.

      The repurchase price of the Plan Shares under the MBC Management Stockholder's Agreements depends upon the nature of the event that triggers the repurchase and whether such repurchase occurs at the election of the MBC Management Stockholder or the Company. Generally, if the repurchase is at the participant's election, the repurchase price per share will be the greater of purchase price paid by the MBC Management Stockholder (the "Plan Share Purchase Price") and the market price; if the Common Stock is not then publicly traded, the repurchase price per share will be the Plan Share Purchase Price plus the increase, if any, in book value per share since the date of purchase of the Plan Shares.

      Generally, if the repurchase is at the Company's election, the repurchase price per share will be the lesser of (a) the market price and (b) the Plan Share Purchase Price plus a stated percentage (the "Percentage") of the amount by which the market price exceeds the Plan Share Purchase Price; if the Common Stock is not then publicly traded, the repurchase price per share will be the lesser of (a) the

Base Value Per Share (as defined below) and (b) the Plan Share Purchase Price, plus the Percentage multiplied by the increase, if any, in book value per share since the date of the purchase of the Plan Shares. The Percentage is 0% during the first year following the MBC Management Stockholder's purchase of Plan Shares, and increases annually thereafter (up to 100%) in increments of 20%. The "Base Value Per Share" equals the Plan Share Purchase Price per share plus the change (positive or negative) in book value per share since the date of the purchase.

      If the Company repurchases Plan Shares as described above, it also must pay the MBC Management Stockholder the excess, if any, of the repurchase price applied to the repurchase of Plan Shares, over the exercise prices of the applicable 1995 Options, multiplied by the number of Exercisable Option Shares. Each MBC Management Stockholder's Agreement defines Exercisable Option Shares as shares of Common Stock which, at the time of determination, could be purchased by the MBC Management Stockholder upon exercise of his outstanding exercisable 1995 Options.

      Each MBC Management Stockholder's Agreement also contains noncompete provisions, pursuant to which each MBC Management Stockholder has agreed, for the term of his employment and one year thereafter, not to produce, sell or distribute, directly or indirectly, any product or service sold or distributed by the Company or its affiliated entities. The Company may extend the noncompete period for one additional year by giving notice thereof and paying the MBC Management Stockholder an amount equal to his annual base salary, calculated as of the time of termination of employment (the "Noncompete Amount"). If the MBC Management Stockholder's employment with the Company is terminated without "cause" or for "good reason" (each as defined therein), the noncompete requirements will apply to the first year following termination of employment only if the Company pays the MBC Management Stockholder the Noncompete Amount.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to MBC as of December 1, 1996 regarding the beneficial ownership of Common Stock by (i) all persons who own beneficially more than 5% of the Common Stock, (ii) each director of MBC, (iii) the Chief Executive Officer of MBC and each of the Named Executive Officers and (iv) all directors and executive officers as a group.

                                                                        Percentage
                                                    Number of            of Common
     Beneficial Owner                                 Shares               Stock
-----------------------------------------------  --------------------  -------------
KKR Associates(1)                                     21,000,000            73.7%
   9 West 57th Street
   New York, NY 10019
Merck & Co., Inc.(2)                                   4,262,800            15.0
   One Merck Drive
   Whitehouse Station, NJ 08889
The Albert S. Waxman Family
   Charitable Remainder Unitrust(3)                    1,000,000             3.5
                                      50




Albert S. Waxman(4)                                    1,055,100             3.7
Ronald D. Geraty(5)                                      100,000             0.4
David B. Stone(5)                                        100,000             0.4
Arthur H. Halper(6)                                       50,000             0.2
Richard C. Surles(7)                                      40,000             0.1
All directors and executive officers as a
     group (11 persons)                                1,495,100             5.3

                                                ----------------           -----
  Total                                               27,757,900           97.5%


(1)Shares of Common Stock shown as beneficially owned by KKR Associates are held by MBC Associates and KKR Partners II, L.P. ("KKR Partners II"); KKR Associates is the sole general partner of both MBC Associates and KKR Partners II and possesses sole voting and investment power with respect to such shares. KKR Associates is a limited partnership, the general partners of which are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Gilhuly are also directors of the Company. Such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates. Such individuals disclaim beneficial ownership of any such shares.

(2)Represents shares held by Medco Holdings Corp., a subsidiary of Medco Containment, which is a wholly owned subsidiary of Merck.

(3)Represents shares held by The Albert S. Waxman Family Charitable Remainder Unitrust, of which Albert S. Waxman is trustee. As trustee, Dr. Waxman may be deemed to have beneficial ownership of the shares shown as beneficially owned by such trust. Dr. Waxman disclaims beneficial ownership of any such shares.

(4)Does not include options to acquire 560,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(5)Does not include options to acquire 60,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(6)Does not include options to acquire 30,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(7)Does not include options to acquire 24,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(8)Does not include options to acquire 764,000 shares of Common Stock in the aggregate that are exercisable within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions

     Transactions with KKR. KKR Associates beneficially owned 73.7% of MBC's outstanding Common Stock as of December 1, 1996. Messrs. Kravis, Roberts and Gilhuly, directors of the Company, are members of the limited liability company which serves as the General Partner of KKR and also are General Partners of KKR Associates. Mr. Fisher, also a director of the Company, is an Executive of KKR and a Limited Partner of KKR Associates. KKR, an affiliate of KKR Associates, received a fee of

$5.5 million for negotiating the Merger and arranging the financing therefor and, from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an initial annual fee of $300,000. During fiscal 1996, KKR received $400,000 in fees for such services. Executives of KKR who also serve as directors of the Company receive customary directors' fees.

      In connection with the Merger, the Company incurred $75.0 million of subordinated indebtedness under the Bridge Loan provided by MBC Associates, the general partner of which is KKR Associates. A portion of the net proceeds from the offering of the Private Notes in November 1995 (which were subsequently exchanged for the Notes) was applied to repay all indebtedness outstanding under the Bridge Loan (including accrued interest).

      MBC Associates and KKR Partners II (collectively, the "KKR Investors") have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by them pursuant to a registration rights agreement entered into in connection with the Merger and certain stockholders' agreements. Such registration rights will generally be available to the KKR Investors until registration under the Securities Act is no longer required to enable them to resell the Common Stock owned by them. Such registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six registrations requested by the KKR Investors and in connection with any registration commenced by the Company as a primary offering. In addition, other stockholders besides the KKR Investors, including the MBC Management Stockholders and Medco Containment, will be allowed to participate in any registration process, subject to certain conditions and exceptions.

     Transactions with Management. In connection with the Merger, certain MBC Management Stockholders borrowed all or a portion of the purchase price for the Plan Shares acquired by them pursuant to their respective MBC Management Stockholder's Agreements. Dr. Waxman borrowed $5.0 million; Dr. Surles borrowed $200,000; Dr. Geraty borrowed $250,000; Mr. Stone borrowed $250,000; and Mr. Morlan, the Company's former Executive Vice President and Chief Information Officer, borrowed $100,000. In addition, in connection with his purchase of shares of Common Stock, Mr. Thompson borrowed $500,000. All such borrowings are evidenced by promissory notes from the applicable MBC Management Stockholder and are secured by a pledge of such MBC Management Stockholder's Plan Shares. Each promissory note provides for the payment of interest at a rate of 6.5% per annum. The promissory notes of Dr. Waxman, Dr. Surles and Mr. Thompson mature on December 31, 2000. In connection with Mr. Morlan's separation from the Company, the Company acquired Mr. Morlan's shares of Common Stock. As part of such transaction, the Company cancelled Mr. Morlan's promissory note. Mr. Stone repaid his loan in November 1995, and Dr. Geraty repaid his loan in October 1996.

      Dr. Waxman owns all of the shares of LNY Corp., a limited partner of 38 Newbury Ventures/MBC Limited Partnership ("38 Newbury"). In connection with the Merger, the Company entered into a Stock Purchase and Stockholder's Agreement (the "38 Newbury Stockholder's Agreement"), dated as of October 6, 1995, with 38 Newbury and MBC Associates. Pursuant to the 38 Newbury Stockholder's Agreement, 38 Newbury purchased 600,000 shares of Common Stock for $3.0 million. The 38 Newbury Stockholder's Agreement provides the Company with the right of first refusal to purchase shares of Common Stock on the same terms and conditions as are proposed by a third party offer at any time prior to a Public Offering (as defined therein). Also under the 38 Newbury Stockholder's Agreement, at any time prior to the fifth anniversary of the first Public Offering, (i) MBC Associates may require 38 Newbury to include a pro rata portion of its shares of Common Stock in any sale by MBC Associates of its holdings of Common Stock and (ii) 38 Newbury has the option to include a pro rata portion of its shares in any sale by MBC Associates of its holdings of Common Stock. The 38 Newbury Stockholder's Agreement further provides that, upon the later of the first Public Offering and the fifth anniversary of the Stock Closing (as defined therein), the parties will be bound by certain provisions of the registration rights agreement discussed above between the Company and the KKR Investors.

      Transactions with Merck and Medco Containment. In connection with the Merger, the Company entered into a stockholders' agreement (the "Medco Stockholders' Agreement") with the KKR Investors and Medco Containment (together with the KKR Investors, the "Stockholders").

      Pursuant to the Medco Stockholders' Agreement, Medco Containment has the right to include a pro rata portion of its shares of Common Stock in any proposed transfer of KKR Investors' Common Stock (other than to affiliates of the KKR Investors) at the same price per share and upon the same terms and conditions as such shares of KKR Investors' Common Stock would be sold to the proposed transferee. The Medco Stockholders' Agreement also provides the KKR Investors with the right to require Medco Containment to sell all of its shares of Common Stock in a proposed transfer by the KKR Investors of 100% of the KKR Investors' Common Stock.

      Medco Containment will have the right, on two occasions following the earlier to occur of (i) 180 days after the initial public offering of Common Stock and (ii) five years from the closing date of the Merger, to cause the Company to file a registration statement in connection with the sale of shares of Common Stock held by Medco Containment. The Company has agreed to pay certain expenses of such offerings. The Stockholders will, upon request, execute 180 day market stand-off agreements in connection with the initial public offering of Common Stock, if so requested by the underwriters for such an initial public offering.

      After the Company's initial public offering, each time the Company files a registration statement (other than on Form S-4 or S-8) in connection with a sale of shares of Common Stock by the Company, the KKR Investors or any of their respective Affiliates (as defined therein), the Company, at the request of Medco Containment, will use its reasonable efforts to effect the registration of all shares of Common Stock owned by Medco Containment that the Company has been so requested to register by Medco Containment. In the event that the managing underwriter or underwriters determines that a proposed offering including shares of Medco Containment and the KKR Investors exceeds the number of shares of Common Stock that can be sold without having a significant adverse effect on such offering or that inclusion of such Stockholders' shares would significantly and adversely affect the offering, the number of shares held by the KKR Investors and Medco Containment, if any, to be registered shall be in proportion to the relative sizes of their holdings of Common Stock.

      In certain circumstances, including the issuance of Common Stock by the Company to Affiliates of the KKR Investors, Medco Containment will have the right to subscribe for and purchase additional shares of Common Stock at the same price and upon the same terms and conditions so as to enable Medco Containment to maintain its percentage of ownership of shares of Common Stock as of the time of the Company's proposal to issue shares of Common Stock. In addition, Medco Containment has the right to designate a person to observe all Board of Directors' meetings and to approve certain transactions with affiliates (other than transactions as to which no approval of institutional lenders is required).

      Pursuant to the Merger Agreement, Medco Containment agreed to abide by a confidentiality provision relating to all information it possesses regarding the Company. A portion of the purchase price for the Company was allocated to the consideration paid to Merck in connection with the Merger.

      In the ordinary course of business, the Company provides EAP services to certain divisions of Merck and behavioral health managed care services to Medco Containment.

                                          PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(1) Financial Statements. See accompanying Index to Financial Statements and Financial Statement Schedules on page 58.

(2)  Financial  Statement   Schedules.   See  accompanying  Index  to  Financial
Statements and Financial Statement Schedules on page 58.

(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K).


 Exhibit                                                                            Sequentially
 Number     Description                                                             Numbered Pages
----------- ----------------------------------------------------                    --------------
     2.1    Agreement and Plan of Merger, dated as of June 30, 1995, among Medco
            Containment Services,  Inc., Medco Behavioral Care Corporation and             *
            MDC Acquisition Corp.
     2.2    Amendment  to Agreement  and Plan of Merger,  dated as of October 6,
            1995, among Medco Containment Services, Inc., Medco Behavioral                 *
            Care Corporation and MDC Acquisition Corp.
     3.1    Certificate of Incorporation, as amended, of Merit Behavioral                  *
            Care Corporation.
     3.2    Certificate of Merger.                                                         *
     3.3    By-Laws of Merit Behavioral Care Corporation.                                  *
     4.1    Indenture, dated as of November 22, 1995, between Merit
            Behavioral  Care  Corporation  and Marine  Midland  Bank, as truste            *
            relating  to  $100,000,000  aggregate  principal  amount  of 11 1/2%
            Senior Subordinated Notes due 2005.
     4.2    Registration Rights Agreement,  dated as of November 17, 1995, among
            Merit Behavioral Care Corporation, BT Securities Corporation,  Chase           *
            Securities,  Inc.,  Morgan  Stanley & Co.  Incorporated  and  Smith
            Barney Inc.
     4.3    Specimen  Form of 11  1/2%  Senior  Subordinated  Notes  due  2005             *
            (included as part of Exhibit 4.1)
     4.4    Specimen  Form of 11  1/2%  Senior  Subordinated  Notes  due  2005             *
            (included as part of Exhibit 4.1 hereto)
   10.1     Credit  Agreement,   dated  as  of  October  6,  1995,  among  Medco
            Behavioral Care  Corporation,  Chase Manhattan Bank,  N.A., as agent           *
            and the various lending institutions parties thereto.
   10.2     First  Amendment to Credit  Agreement,  dated as of October 6, 1995,
            among Merit  Behavioral Care  Corporation,  Chase  Manhattan  Bank,            *
            N.A., as agent,  Bankers Trust Company,  as documentation  agent and the various lending institutions party thereto.
   10.3     Second Amendment to Credit Agreement, dated as of December 1,






            1995, among Merit Behavioral Care Corporation, Chase Manhattan Bank,
            N.A., as agent,  and the various lending  institutions and New Banks           *
            (as defined) party thereto.
   10.4     Purchase Agreement, dated as of November 17, 1995, among
            Merit Behavioral Care Corporation, BT Securities Corporation,                  *
            Chase Securities, Inc., Morgan Stanley & Co. Incorporated
            and Smith Barney Inc.
   10.5     Sub-Sublease Agreement, dated as of August 17, 1993, between
            Electronic Data Systems Corporation and Medco Behavioral                       *
            Care Systems Corporation.
   10.6     Lease with respect to the corporate headquarters in
            Park Ridge, New Jersey.                                                        *
   10.7     Agreement for the License/Sublicense of Computer Software
            Products and the Purchase of Computer Equipment, dated as of                   *
            April 28, 1993, between American International Healthcare, Inc. (now
            Amisys, Inc.) and Medco Behavioral Care Systems Corporation.
   10.8     1995 Stock Purchase and Option Plan for Employees of Merit                     *
            Behavioral Care Corporation and Subsidiaries.
   10.9     Management Incentive Plan.                                                     *
   10.9.1   1996 Merit Behavioral Care Corporation Employee Stock Option Plan.             *
   10.10    Stockholder's Agreement, dated as of October 6, 1995, among
            Medco Behavioral Care Corporation, Albert S. Waxman and                        *
            MBC Associates, L.P.
   10.10.1  Non-Qualified Stock Option Agreement, dated as of October 6, 1995,            ***
            between Medco Behavioral Care Corporation and Albert S. Waxman
   10.11    Stockholder's  Agreement,  dated as of October 6, 1995,  among Medco
            Behavioral  Care  Corporation,  Albert S. Waxman  Family  Charitable           *
            Remainder Unitrust, Albert S. Waxman and MBC Associates, L.P.
   10.12    Stock Purchase and Stockholder's  Agreement,  dated as of October 6,
            1995,  among  Medco  Behavioral  Care  Corporation,   38  Newbury              *
            Ventures/MBC Limited Partnership and MBC Associates, L.P.
   10.13    Amended and Restated Employment Agreement, dated as of August
            17, 1992, between American Biodyne, Inc. and Albert S. Waxman (the             *
            "Waxman Employment Agreement.")
   10.14    Amendment to the Waxman Employment Agreement, dated as of                      *
            October 1, 1993.
   10.16    Employment  Agreement,  dated as of  February  1, 1995,  among Medco           *
            Behavioral Care Corporation, Medco Containment Services, Inc.
            and Michael G. Lenahan.
   10.17    Employment Agreement, dated as of January 18, 1996, between Merit              *
            Behavioral Care Corporation and Richard C. Surles.
   10.18    Management Agreement, dated as of April 27, 1992, between American
            Biodyne, Inc. and David B. Stone (the "Stone Management Agreement").           *
   10.19    Amendment to the Stone Management Agreement, dated as of
            April 30, 1993, among American Biodyne, Inc., Medco Behavioral                 *
            Care Corporation, Personal Performance Consultants, Inc. and
            David B. Stone.
   10.21    Severance  Agreement,  dated as of October 6,  1995,  between  Medco           *
            Behavioral Care Corporation and Ron Geraty.
   10.22    Severance Agreement, dated as of October 6, 1995, between Medco                *






            Behavioral Care Corporation and Arthur Halper.
   10.24    Severance Agreement, dated as of October 6, 1995, between Medco                *
            Behavioral Care Corporation and Michael G. Lenahan.
   10.25    Severance Agreement, dated as of October 6, 1995, between Medco                *
            Behavioral Care Corporation and Dennis Moody.
   10.26    Severance Agreement, dated as of October 6, 1995, between Medco                *
            Behavioral Care Corporation and David B. Stone.
   10.27    Severance Agreement, dated as of October 6, 1995, between Medco                *
            Behavioral Care Corporation and Richard C. Surles.
   10.28    Severance Agreement, dated as of October 6, 1995, between Medco                *
            Behavioral Care Corporation and Albert S. Waxman.
   10.29    Registration Rights Agreement, dated as of October 6, 1995, among              *
            MDC Acquisition Corp., MBC Associates, L.P. and KKR Partners II, L.P.
   10.30    Stockholders' Agreement, dated as of October 6, 1995, among Medco
            Behavioral Care Corporation, MBC Associates, L.P., KKR Partners II,            *
            L.P. and Medco Containment Services, Inc.
   10.31    Amisys Implementation and Systems Integration Services Agreement
            between Perot Systems Corporation and Merit Behavioral Care                    **
            Corporation, effective as of January 12, 1996 (confidential treatment requested)
   10.32    Lease Agreement dated as of August 14, 1991 between Cooke                      ***
            Properties, Inc. and Empire Blue Cross and Blue Shield
   10.33    Assignment and Assumption of Lease dated as of May 31, 1996 between            ***
            Empire Blue Cross and Blue Shield and Merit Behavioral
            Care Corporation
   10.34    First Supplemental Agreement, dated as of May 31, 1996 between                 ***
            Chrysler Properties Inc. (formerly, Cooke Properties, Inc.) and
            Merit Behavioral Care Corporation
   10.35    Second Supplemental Agreement, dated as of October 1, 1996 between             ***
            Chrysler Properties Inc. and Merit Behavioral Care Corporation
   10.36    First Amendment to Lease Agreement, dated as of July 1, 1996 with              ***
            respect to corporate headquarters in Park Ridge, New Jersey by and between Sartak Holdings, Inc. and Merit Behavioral Care Corporation
   10.37    Employment Agreement, dated as of September 3, 1996, between                   ***
            Merit Behavioral Care Corporation and Terry R. Thompson.
   21.1     Subsidiaries of Merit Behavioral Care Corporation.                             ***
   25.1     Statement of Eligibility and Qualification (Form T-1) under the Trust           *
            Indenture Act of 1939 of Marine Midland Bank (bound separately).
   27.1     Financial Data Schedule (electronic filing only).
 ----------------------



* Incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 33-80987).

** Incorporated by reference to the Company's Form 10-Q/A for the quarterly period ended March 31, 1996.

***Filed herewith.

      (4) Reports on Form 8-K. No current reports on Form 8-K were filed during the fourth quarter of MBC's fiscal year ended September 30, 1996.

                                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERIT BEHAVIORAL CARE CORPORATION


                                    By: /s/ Albert S. Waxman
                                          Albert S. Waxman
                                          Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                         Date

/s/ Albert S. Waxman             Chairman and Chief            December 23, 1996
---------------------------------
Albert S. Waxman                 Executive Officer


/s/ Arthur H. Halper             Executive Vice President,     December 23, 1996
---------------------------------
Arthur H. Halper                 Chief Financial Officer
                                 and Director


/s/ Ronald D. Geraty             Executive Vice President,     December 23, 1996
---------------------------------
Ronald D. Geraty                 New Business Development
                                 and Director


/s/ Terry R. Thompson            Executive Vice President,     December 23, 1996
---------------------------------
Terry R. Thompson                Business Operations
                                 and Director


/s/ Henry R. Kravis              Director                      December 23, 1996
---------------------------------
Henry R. Kravis


/s/ George R. Roberts            Director                      December 23, 1996
---------------------------------
George R. Roberts


/s/ Edward A. Gilhuly            Director                      December 23, 1996
---------------------------------
Edward A. Gilhuly


/s/ Todd A. Fisher               Director                      December 23, 1996
---------------------------------
Todd A. Fisher

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Financial Statements

         Independents Auditors' Report.........................F-1

         Consolidated Balance Sheets...........................F-2

         Consolidated Statements of Operations.................F-3

         Consolidated Statements of Stockholders' Equity.......F-4

         Consolidated Statements of Cash Flows.................F-5

         Notes to Consolidated Financial Statements............F-6

Financial Statement Schedules

         All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

To the Board of Directors

Merit Behavioral Care Corporation

We have audited the accompanying consolidated balance sheets of Merit Behavioral Care Corporation (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the twelve month periods ended September 30, 1996 and 1995, the period from November 18, 1993 to September 30, 1994 (Successor periods), and the period from October 1, 1993 to November 17, 1993 (Predecessor period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Behavioral Care Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the twelve months periods ended September 30, 1996 and 1995, the period from November 18, 1993 to September 30, 1994, (Successor periods), and the period from October 1, 1993 to November 17, 1993, (Predecessor period) in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, on November 18, 1993 the Company was acquired in an acquisition accounted for as a purchase, and a new basis of accounting was established. Therefore the financial statements subsequent to November 17, 1993 (Successor) are not comparable to the prior financial statements (Predecessor).

As discussed in Note 4 to the financial statements, effective October 1, 1995, the Company changed its method of accounting for deferred contract start-up costs related to new contracts or expansion of existing contracts.


/s/ Deloitte & Touche LLP
December 12, 1996



                         MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                   AND PREDECESSOR COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands)



                                                                    September 30,

                                                                  1996         1995
   ASSETS
Current Assets:
Cash and cash equivalents.................................      $ 47,375   $ 29,531
Accounts receivable, net of allowance for
   doubtful accounts of $1,996 and $525...................        28,383     27,648
Short-term marketable securities..........................           ---      1,143
Deferred income taxes.....................................         2,296      1,944
Other current assets......................................         2,481      2,625
    Total current assets..................................        80,535     62,891
Property, plant and equipment, net........................        67,880     54,974
Other Assets :
Goodwill and other intangibles, net of accumulated amortization of
     $59,781 and $37,017..................................       162,849    171,139
Restricted cash...........................................         5,668      3,485
Deferred financing costs, net of accumulated amortization
      of $1,142...........................................        11,362        ---
Other.....................................................        16,507     12,931
                                                                 196,386    187,555
Total assets..............................................     $ 344,801   $305,420

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..........................................        $5,888  $   3,623
Claims payable............................................        57,611     42,631
Deferred revenue..........................................         6,577      9,582
Accrued interest..........................................         5,008        ---
Current portion of long-term debt.........................           500        ---
Other current liabilities.................................        13,079      9,294
      Total current liabilities...........................        88,663     65,130

Due to parent (noninterest bearing).......................           ---     70,813
Long-term debt............................................       253,500        ---
Deferred income taxes.....................................        30,669     44,744
Other long-term liabilities...............................         1,451      2,400

Commitments and Contingencies

Stockholders' Equity:
Common stock (40,000,000 shares authorized, $0.01 par value,
   28,398,800 shares issued at September 30, 1996)........           284         10
Additional paid in capital................................        (9,756)   118,877
Retained (deficit) earnings...............................       (14,435)     3,446
Notes receivable from officers............................        (5,470)       ---

                                                                 (29,377)   122,333
Less common stock in treasury  (21,000 shares)............          (105)       ---
   Total stockholders' equity.............................       (29,482)   122,333
Total liabilities and stockholders' equity................      $344,801   $305,420

               The accompanying notes are an integral part of these statements.

                             MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                       AND PREDECESSOR COMPANY

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (dollars in thousands)


                                               Successor                          Predecessor
                                    Twelve months    Twelve months
                               ended September 30, ended September 30, 11/18/93      10/01/93
                                         1996           1995         to 9/30/94    to 11/17/93

Revenue.............................     $457,830      $361,549       $245,858       $31,030
Expenses:
  Direct service costs..............      361,684       286,001        189,633        23,782
  Selling, general and administrative      64,523        49,823         35,726         5,537
  Amortization of intangibles.......       25,869        21,373         17,153           264
  Restructuring charge..............        2,995          ---             ---           ---
                                          455,071       357,197        242,512        29,583
Operating income....................        2,759         4,352          3,346         1,447
Other income (expense)
  Interest income and other.........        2,838         1,498            846           102
  Interest expense..................      (23,826)         ---             ---          ---
  Merger costs......................       (3,972)         ---             ---          ---
                                          (24,960)        1,498            846           102
(Loss) income before income taxes
  and cumulative effect of accounting
  change............................      (22,201)        5,850          4,192         1,549
(Benefit) provision for income taxes       (5,332)        4,521          2,075           665
(Loss) income before cumulative effect
  of accounting change..............      (16,869)        1,329          2,117           884
Cumulative effect of accounting change
  for deferred contract start-up costs, net
  of tax benefit of $757............       (1,012)         ---            ---           ---
Net (loss) income...................    $ (17,881)     $  1,329       $  2,117      $    884
Pro forma net (loss) income
  assuming the new method of
  accounting  for deferred
  contract start-up costs is applied
  retroactively....................     $ (16,869)    $     317       $  2,117      $    884

                  The   accompanying   notes  are  an  integral  part  of  these
statements.

                             MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                       AND PREDECESSOR COMPANY

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (dollars in thousands)

                                                                                Retained     Notes
                                        Common Stock           Additional      (Deficit)    Receivable     Common Stock
                                       Shares     Amount     Paid In Capital    Earnings   from Officers   in Treasury
Balance September 30, 1993
(Predecessor).......................  1,000,000   $ 10       $   31,310         $ 15,690      $ ---        $  ---
Repurchase of warrants issued by
  American Biodyne..................       ---     ---             (429)            ---         ---           ---
Net income..........................       ---     ---              ---             884         ---           ---
Balance November 17, 1993
(Predecessor).......................  1,000,000     10           30,881           16,574        ---           ---
Allocation of goodwill and other
  intangibles and related tax effect, net  ---     ---           71,422              ---        ---           ---
Transfer of retained earnings to additional
  paid in capital in connection with the
  acquisition of Medco by Merck.....        ---    ---           16,574          (16,574)       ---           ---
Net income..........................        ---    ---              ---            2,117        ---           ---
Balance September 30, 1994..........  1,000,000     10          118,877            2,117        ---           ---
Net income..........................        ---    ---              ---            1,329        ---           ---
Balance September 30, 1995..........  1,000,000     10          118,877            3,446        ---           ---
Recapitalization from merger:
  Redemption of common stock........   (915,754)    (9)        (258,129)             ---        ---           ---
  Merger with MDC Acquisition Corp..    415,023      4          104,996              ---        ---           ---
  Stock dividend.................... 24,763,531    247             (247)             ---        ---           ---
  Issuance of stock to management...  3,156,000     32           15,748              ---     (5,800)          ---
  Deferred taxes associated with merger     ---    ---            7,594              ---        ---           ---
Tax benefit from exercise of Merck
  stock options.....................        ---    ---            1,505              ---        ---           ---
Repayment of notes receivable.......        ---    ---              ---              ---        265           ---
Cancel note receivable..............    (20,000)   ---             (100)             ---        100           ---
Repurchase of common stock..........        ---    ---              ---              ---        ---          (600)
Sale of common stock................        ---    ---              ---              ---        (35)          495
Net loss............................        ---    ---              ---          (17,881)       ---           ---
Balance September 30, 1996.......... 28,398,800 $  284         $ (9,756)        $(14,435)   $ (5,470)       $(105)





                  The   accompanying   notes  are  an  integral  part  of  these
statements.


                             MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                       AND PREDECESSOR COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)

                                           Successor                             Predecessor
                                      Twelve months   Twelve months
                                 ended September 30,ended September 30, 11/18/93   10/01/93
                                            1996         1995         to 9/30/94  to 11/17/93
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net (Loss) Income....................... $(17,881)      $ 1,329        $ 2,117      $  884
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Cumulative effect of accounting change    1,012           ---            ---         ---
  Depreciation and amortization.........   36,527        28,150         21,282         722
  Amortization of deferred financing costs  1,142           ---            ---         ---
  Deferred taxes and other..............   (6,068)          379         (4,390)        ---
  Restructuring charge..................    2,995           ---            ---         ---
Changes in operating assets and liabilities,
net of the effect of acquisitions:
  Accounts receivable...................      265        (8,545)        (6,990)        (603)
  Other current assets..................      536          (995)           (44)         226
  Deferred contract start-up costs......   (4,816)       (6,231)        (1,181)         (39)
  Accounts payable and accrued liabilities 14,864        11,982          8,447        1,711
Net cash provided by operating activities  28,576        26,069         19,241        2,901
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property, plant and equipment(23,808)    (31,529)       (16,801)      (1,211)
  Cash used for acquisitions, net of cash acquired
                                            (12,676)     (9,580)       (23,380)         ---
  Investments in and advances to joint ventures
                                             (2,931)    (14,860)        (1,550)         ---
  Repayments of advances from joint ventures    420         ---            ---          ---
  Sales (purchases) of marketable securities  1,143       3,533           (890)         (11)
  Long-term restrictions placed on cash.     (2,183)       (211)          (217)         ---
  Change in non-current assets and other     (1,282)     (1,503)          (446)        (380)
  Net cash used for investing activities    (41,317)    (54,150)       (43,284)      (1,602)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from capital contribution....    114,980         ---            ---           ---
  Borrowings from parent................        ---      32,882         31,536           525
  Proceeds from bridge loan.............     75,000         ---            ---           ---
  Proceeds from revolving credit facility   163,500         ---            ---           ---
  Proceeds from senior term loans.......    120,000         ---            ---           ---
  Proceeds from sale of notes...........    100,000         ---            ---           ---
  Redemption of common stock............   (258,138)        ---            ---           ---
  Repayment of due to parent............    (67,878)        ---            ---           ---
  Repayment of bridge loan..............    (75,000)        ---            ---           ---
  Repayment of revolving credit facility   (129,500)        ---            ---           ---
  Payment of financing costs............    (12,504)        ---            ---           ---
  Other.................................        125         ---            ---           ---
  Net cash provided by financing activities  30,585      32,882         31,536           525
 INCREASE IN CASH AND
  CASH EQUIVALENTS......................     17,844       4,801          7,493         1,824
  Cash and cash equivalents at beginning
  of period.............................     29,531      24,730         17,237        15,413
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.........................   $ 47,375     $29,531        $24,730       $17,237


                  The   accompanying   notes  are  an  integral  part  of  these
statements.

                             MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                       AND PREDECESSOR COMPANY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1996, 1995 and 1994
                                       (dollars in thousands)

1.  ORGANIZATION

Merit Behavioral Care Corporation (the "Company") was incorporated in the State of Delaware in March 1993 as a wholly owned subsidiary of Medco Containment Services, Inc. ("Medco"). Through its wholly-owned subsidiaries, American Biodyne, Inc. ("American Biodyne") and PPC Group, Inc. ("PPC"), the Company manages behavioral healthcare programs for payors across all segments of the healthcare industry, including health maintenance organizations, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies, and various state Medicaid programs. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services.

On November 18, 1993, Merck & Co., Inc. ("Merck") acquired all of the outstanding shares of Medco (See Note 3).

On October 6, 1995, the Company completed a merger (the "Merger") with MDC Acquisition Corp. ("MDC"), a company formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR"), whereby MDC was merged with and into the Company. In connection with the Merger, the Company changed its name from Medco Behavioral Care Corporation to Merit Behavioral Care Corporation (See Note 2).

2.  MERGER

Prior to the Merger, the Company was a wholly-owned subsidiary of Merck & Co., Inc. ("Merck"). As a result of the Merger, KKR and Company management and related entities own approximately 85% of the post-Merger common stock of the Company. In connection with the Merger, Merck received $326,016 in cash (which reflects various final purchase price adjustments) and retained approximately 15.0% of the common stock of the post-Merger Company. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $258,138 to reflect the redemption of common stock. In conjunction with the Merger, the Company paid a stock dividend of approximately 49.6 shares for each share of the Company's stock then outstanding.

The Merger was financed with $114,980 of new cash equity, consisting of $105,000 from affiliates of KKR and $9,980 from Company management and related entities ("Management"). Management acquired an additional $5,800 of equity which was funded by loans from the Company. The balance of the transaction was funded with a $75,000 bridge loan (the "Bridge Loan") provided by an affiliate of KKR and $155,000 of initial borrowings under a $205,000 senior credit facility among the Company, The Chase Manhattan Bank, N.A. and Bankers Trust Company (the "Senior Credit Facility"). The aforementioned proceeds were utilized to redeem common stock for $258,138, repay amounts due Merck of $67,878, and pay certain fees and expenses related to the Merger. Of the total fees and expenses, $5,500 was paid to KKR.

3.  BASIS OF PRESENTATION

On November 18, 1993, Merck acquired all the outstanding shares of Medco in a transaction accounted for by the purchase method. As a result of this acquisition, a new basis of accounting was established and as such, the appraised value of the Company's assets and liabilities was recognized as of November 18, 1993.

The financial position, results of operations and cash flows prior to November 18, 1993 are deemed to be Predecessor Company financial statements and are not comparable with the financial statements of the Successor Company. The portion of the total purchase price for Medco paid by Merck allocated to the accompanying financial statements and the determination of fair value of the identifiable assets and liabilities of the Company was

                             MERIT BEHAVIORAL CARE CORPORATION SUCCESSOR
                                       AND PREDECESSOR COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3.  BASIS OF PRESENTATION--(Continued)

determined by independent appraisal.

The appraisal determined that identified intangible assets, consisting principally of customer contracts, had an appraised value of $112,000 and related deferred taxes of $47,800 at the acquisition date. These identified intangible assets are being amortized on a straight line basis over a weighted average life of 12 years. Based on the allocation of the purchase price to the net tangible and identified intangible assets and liabilities of the Company, an excess of the allocated purchase price over the fair value of net assets acquired of approximately $47,988 was recorded as goodwill. Such goodwill is being amortized on a straight line basis over 40 years.

Amounts included in the footnotes relating to results of operations for 1994 include amounts for the period from October 1, 1993 to September 30, 1994.

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all liquid investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation.

Included in cash and cash equivalents at September 30, 1996 and 1995 is $11,713 and $7,048, respectively, of cash held under the terms of certain of the Company's customer contracts that require a claims fund to be established and segregated for the purpose of paying customer behavioral healthcare claims. Under these arrangements, a reconciliation process is typically conducted annually between the customer and the Company to determine the amount of unexpended funds, if any, accruing to the Company. This cash is unavailable to the Company for purposes other than the payment of customer claims until such reconciliation process has been completed. The amount of cash held under such arrangements in excess of anticipated customer claims at September 30, 1996 and 1995 was $4,267 and $4,513, respectively.

The Company held a surplus cash balance of $9,685 and $8,920 as of September 30, 1996 and 1995, respectively, as required by the Company's contract with the State of Iowa. In addition, at September 30, 1996 the Company held surplus cash balances of $5,244 as required by various of the Company's other contracts. These contracts required the segregation of such cash as financial assurance that the Company can meet its obligations thereunder.

The Company has a subsidiary organized in the state of Missouri that is licensed to do business as a foreign corporation in the State of California and is subject to regulation by the Department of Corporations of the State of California. Pursuant to these regulatory requirements, certain amounts of cash are retained for the use of this subsidiary. Included in cash and cash equivalents at September 30, 1996 and 1995 is $900 and $201, respectively, subject to such requirements.

Restricted Cash

At September 30, 1996 and 1995, $7,168 and $6,376, respectively, of cash and marketable securities were held by subsidiaries of the Company that are organized and regulated under state law as insurance companies. Such insurance companies are required to maintain certain minimum statutory deposits and reserves with respect to the payment of future claims. The amount of cash in excess of the liabilities of such subsidiaries and not available for dividend to the Company without prior regulatory approval was $5,510 and $3,128 at September 30, 1996 and 1995, respectively. As a result, such amounts of cash held by these subsidiaries have been classified as a long-term asset in the accompanying consolidated balance sheets.

In the ordinary course of business, the Company has pledged certain short-term investments as collateral in support of various leases for office space. Such investments are unavailable for general corporate purposes until such time as the lease expires. At September 30, 1996 and 1995, $158 and $357 of investments were collateralized under such arrangements, and are classified as a long-term asset in the accompanying consolidated balance sheets.

Short-Term Marketable Securities

Short-term marketable securities consist of certificates of deposit, carried at amortized cost which approximates market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided principally on a straight line basis over the estimated useful lives of the assets as follows:

               Machinery and equipment....................         5 Years
               Integrated managed care information system.         7 Years
               Furniture and fixtures.....................       15 Years
               Leasehold improvements.....................       Life of lease

Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major betterments are capitalized.

Construction-in-progress primarily represents costs incurred in the development of an integrated managed care information system (the "System"). In addition to purchased hardware and software costs, the payroll and related benefits of employees who are exclusively engaged in the development and deployment of the System are capitalized. The System was substantially complete in October 1995 at which time the Company began installing the System in various area and regional offices in the Company's service delivery system. As the System is installed in an office, the office is allocated a ratable portion of the total cost of the System, at which time the allocated cost is depreciated over an estimated useful life of 7 years.

Goodwill and Other Intangibles

The Company amortizes costs in excess of the net assets of businesses acquired on a straight line basis over periods not to exceed 40 years. Contingent consideration is charged to goodwill when paid and is amortized over the remaining life of such goodwill, not to exceed 40 years. The Company periodically reviews the carrying value of goodwill to assess recoverability and other than temporary impairments. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Goodwill and intangible assets consisted of the following at September 30, 1996 and 1995:

                                                             1996          1995
                                                             ----          ----
               Customer Contracts..................      $ 80,000       $ 80,000
               Provider Network....................        12,000         12,000
               Trade Names and other...............        20,000         20,000
               Goodwill............................       110,630         96,156
                                                         $222,630       $208,156

Deferred Contract Start-up Costs

The Company defers contract start-up costs related to new contracts or expansion of existing contracts that require the implementation of separate, dedicated service delivery teams, provider networks and delivery systems or the establishment of a local clinical organization in a new geographic area to service the new program. The Company defers only costs which (i) are separately identified, incremental and segregated from ordinary operating expenses; (ii) provide a direct, quantifiable benefit to future periods; and (iii) are fully recoverable from contract revenues directly attributable to such benefit. The incremental costs deferred by the Company include, among other things, consulting fees, salary costs, travel costs, office costs and network and reporting system development costs. Consulting fees deferred by the Company relate primarily to the recruitment, credentialling and contracting of the particular customer's provider network. The salary costs relate primarily to employees of the Company dedicated to clinical protocol design, network development activities and program reporting and information systems customization for the specific customer. These contract start-up costs are capitalized and amortized on a straight line basis over the initial term of the related contract. The amortization periods range from one to five years, with a weighted-average life at September 30, 1996 of 3.3 years. Amortization of deferred contract start-up costs was $2,848, $1,315 and $247 for the periods ended September 30, 1996, 1995 and 1994, respectively. During the periods ended September 30, 1996, 1995 and 1994, the Company deferred contract start-up costs of $4,816, $6,231 and $1,220, respectively. Other non-current assets include $6,077 and $5,865 of unamortized deferred contract start-up costs at September 30, 1996 and 1995, respectively.

Effective October 1, 1995, the Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs to the initial contract period. Prior to October 1, 1995, the Company capitalized start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement, or amortize start-up costs beyond the initial renewal term. The change was made to increase the focus on controlling costs associated with contract start-ups.

The pro forma effect of the change, had the Company adopted this new accounting policy in prior years, is to decrease total assets by $1,769 and decrease total liabilities by $757 as of September 30, 1995, and to increase costs and expenses by $1,769 ($1,012 after taxes) for the year ended September 30, 1995. There was no pro forma effect of this change on the year ended September 30, 1994. The effect of the change on the current year period presented cannot be reasonably estimated.

Revenue Recognition

Typically, the Company charges each of its customers a flat monthly capitation fee for each beneficiary enrolled in such customer's behavioral health managed care plan or EAP. This capitation fee is generally paid to the Company in the current month. Contract revenue billed in advance of performing related services is deferred and recognized ratably over the period to which it applies. For a number of the Company's behavioral health managed care programs, the capitation fee is divided into outpatient and inpatient fees, which are recognized separately.

Outpatient revenue is recognized monthly as it is received; inpatient revenue is recognized monthly and is in most cases (i) paid to the Company monthly (in cases where the Company is responsible for the payment of inpatient claims) or in certain cases (ii) retained by the customer for payment of inpatient claims. When the customer retains the inpatient revenue, actual inpatient costs are periodically reconciled to amounts retained and the Company receives the excess of the amounts retained over the cost of services, or reimburses the customer if the cost of services exceeds the amounts retained. In certain instances, such excess or deficiency is shared between the Company and the customer. A significant portion of the Company's revenue is derived from capitated contracts.

Direct Service Costs

Direct service costs are comprised principally of expenses associated with managing, supervising and providing the Company's services, including third-party network provider charges, inpatient facility charges, costs associated with members of management principally engaged in the Company's clinical operations and their support staff, and rent for certain offices maintained by the Company in connection with the delivery of services. Direct service costs are recognized in the month in which services are expected to be rendered. Network provider and facility charges for authorized services that have not been reported and billed to the Company (known as incurred but not reported expenses, or "IBNR") are estimated and accrued based on historical experience, current enrollment statistics, patient census data and other information. Such costs are included in the caption "Claims payable" in the accompanying consolidated balance sheets.

Income Taxes

Deferred taxes are provided for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Disclosure of Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company believes the carrying value of a note receivable from a software development company is a reasonable estimate of the fair value of the underlying intellectual property that secures repayment of the note. The carrying amount of loans made to certain joint ventures engaged in the development of

Medicaid programs (Note 9) approximates fair value which was estimated by discounting future cash flows using rates at which similar loans would be made to borrowers with similar credit ratings. The carrying value for the variable rate debt outstanding under the Senior Credit Facility (as described in Note 6) approximates the fair value. The fair value of the Company's senior subordinated notes (see Note 6) is estimated to be $106,125 at September 30, 1996 (based on quoted market prices) which compares to the carrying value of $100,000.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the dispersion of such customers across different businesses and geographic regions.

5.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30:

                                                            1996            1995
        Machinery and equipment....................      $ 44,896       $ 33,815
        Integrated managed care information system.        28,349         ---
        Furniture and fixtures.....................        12,795         10,677
        Leasehold improvement......................         2,977          2,477
        Construction-in-progress...................        ---            18,723
                                                           89,017         65,692
        Accumulated depreciation and
          amortization.............................       (21,137)       10,718)
                                                          $67,880        $54,974


Depreciation and amortization related to property, plant and equipment was $10,658, $6,776 and $4,587 for the periods ended September 30, 1996, 1995 and 1994, respectively.

6.  LONG-TERM DEBT

At September 30, 1996, long-term debt consists of the following:

        Revolving Loans ....................     $  34,000
        Senior Term Loan A.................         70,000
        Senior Term Loan B..................        50,000
        Notes...............................       100,000
                                                   254,000
        Less current portion................          (500)
                                                  $253,500


Senior Credit Facility - In October 1995, the Company entered into a credit agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders. The Senior Credit Facility consists of (i) a six and one-half year revolving credit facility providing for up to $85,000 in revolving loans, which includes borrowing capacity available for letters of credit of up to $20,000, and (ii) a term loan facility providing for up to $120,000 in term loans, consisting of a $70,000 senior term loan with a maturity of six and one-half years ("Senior Term Loan A"), and a $50,000 senior term loan with a maturity of eight years ("Senior Term Loan B"). At September 30, 1996, $34,000 of revolving loans and three letters of credit totaling $425 were outstanding under the Revolving Credit Facility, and approximately $50,575 was available for future borrowing.

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

The Company is charged a commitment fee calculated at an EBITDA-dependent rate ranging from .250% to 0.500% per annum of the commitment under the Revolving Credit Facility in effect on each day. The Company is charged a letter of credit fee calculated at an EBITDA-dependent rate ranging from 0.375% to 1.750% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.250% per annum of the face amount of each letter of credit. Loans under the Credit Agreement bear interest at EBITDA-dependent floating rates, which are, at the Company's option, based upon (i) the higher of the Federal funds rate plus 0.5%, or bank prime rates, or (ii) Eurodollar rates. Rates on borrowing outstanding under the Senior Credit Facility averaged 8.3% for the year ended September 30, 1996.

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

The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or to dispose of assets or operations, to incur liens on its property or assets, to make advances, investments and loans, and to pay dividends. The Company must also satisfy certain financial covenants and tests.

Borrowings under the Credit Agreement are secured by a first priority lien on the capital stock of and certain of the Company's subsidiaries.

7.  NOTES RECEIVABLE FROM OFFICERS

In October 1995, the Company loaned several officers an aggregate of $5,800 for the purchase of common stock of the Company; subsequent to the Merger, additional loans totaling $35 were made to officers for the purchase of shares from treasury. Each loan is represented by a promissory note which bears interest at a rate of 6.5% per annum.

These notes are full recourse obligations of the officers, are collateralized by the pledge of common stock of the Company held by such officers and may be prepaid in part or in full without notice or penalty. One note for $250 was repaid as of December 31, 1995, another note for $100 was canceled in January 1996 and a third note for $15 was repaid in July 1996. The remaining outstanding notes are due as follows: $250 in 1997, $20 in 1998 and $5,200 in 2001. The notes are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

8.  ACQUISITIONS

On October 5, 1995, the Company acquired Choate Health Management, Inc. and certain related entities ("Choate"), a Massachusetts-based integrated behavioral healthcare organization. The purchase price consisted of an initial payment of $8,730 and subsequent contingent payments to the former shareholders of Choate based on future financial performance. Contingent consideration related to Choate is calculated at six times calendar year 1997 pre-tax income of Choate, less $9,278. An interim payment relating to such contingent consideration in the amount of $1,278 was made by the Company to the former shareholders of Choate in July 1996; such payment was recorded as goodwill. An additional interim payment of the Choate contingent consideration may be required based on the 1996 pre-tax income of Choate. Any additional payments related to Choate will be recorded as goodwill.

On December 19, 1995, the Company paid an initial $50 with a subsequent payment of $2,950 in January 1996 to acquire ProPsych, Inc. ("ProPsych"), a Florida-based behavioral health managed care company. As of September 30, 1996, the Company recorded additional goodwill in the amount of $400 for a final contingent payment made to the former shareholders of ProPsych in November 1996.

In August 1996, the Company paid approximately $340 to acquire Orion Life Insurance Company ("Orion"), a Delaware life and health insurance company. Orion holds insurance licenses in 17 states and provides the Company with the ability to underwrite future business in those states should a customer require that a licensed insurance entity underwrite its behavioral health program.

On February 28, 1994, the Company acquired Group Plan Clinic, Inc. and BenesYs, Inc. (collectively "BenesYs"), behavioral health managed care companies principally serving the Texas market. The purchase price for BenesYs consisted of an initial payment of $9,757 and subsequent contingent payments of $1,500 for the extension of certain customer contracts. The Company was obligated to pay additional consideration upon the achievement of certain financial targets for the 12 months ended December 31, 1994. In September 1995, the Company paid $8,550 to the former shareholders of BenesYs in full settlement of any and all contingent consideration due to such former shareholders.

On January 31, 1994, the Company completed a series of transactions with The Washton Institute, Inc. ("Washton"), a provider of outpatient treatment and counseling services for alcoholism and substance abuse in the New York city area. As a result of such transactions, the Company acquired the clinical protocols of Washton, entered into management and affiliation agreements with Washton, and licensed to Washton the use of the acquired clinical protocols on a nonexclusive basis. The purchase price for such protocols and other interests consisted of an initial payment at closing of $2,240 and a subsequent payment of $650 in April 1995 that was based on the achievement of certain financial targets for the 12 months ended December 31, 1994.

The transactions discussed above have been recorded using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the assets acquired in these acquisitions was $39,276 as of September 30, 1996. The results of operations of the companies acquired have been included in the consolidated financial statements commencing with the aforementioned acquisition dates. Pro forma results of operations have not been presented for the Choate, ProPsych, and Orion acquisitions because the effect of the acquisitions was not significant.

In April  1992,  Medco  issued  584,452  shares of its common  stock,  valued at
$13,019, to acquire PPC. PPC provides Employee Assistance Program ("EAP") services principally to the corporate marketplace. Goodwill and other intangibles amounting to $14,315 were recognized in the accompanying financial statements as a result of this transaction. In June 1994, Medco made a contractual payment of $5,000 to the former owners of PPC which was based upon the achievement of certain financial performance targets for the 24 months ended December 31, 1993. In August 1994, Medco agreed to pay the former owners of PPC additional consideration of $3,723 in full settlement of any and all contingent consideration due them for achievement of certain financial performance targets for periods subsequent to December 31, 1993.

In February 1994, Medco made a final contingent payment of $2,108 to the former shareholders of a behavioral health managed care company purchased by American Biodyne in October 1991.

In November 1993, the Company reacquired stock warrants for $429 that were previously issued by American Biodyne in January 1991. The warrants were originally issued by American Biodyne in consideration for the acquisition of certain clinical protocols from a behavioral health managed care company and gave the holder the right to receive additional shares of American Biodyne common stock based upon certain performance targets. The cash payment was charged to additional paid in capital.

In April 1993, Medco issued 394,259 shares of its common stock valued at $10,000 for the settlement of contingent consideration due the former shareholders of a behavioral health managed care company purchased by American Biodyne in January 1992. The Company also made cash payments in the periods ending September 30, 1994 and 1993 totaling $475 to a former principal and employee of such company in connection with such settlement.

The transactions with Washton, the acquisition of BenesYs, investments in certain joint ventures (Note 9), and certain contingent performance-based payments were funded by advances from Medco. These advances are reflected in the caption "Due to parent" in the accompanying balance sheet as of September 30, 1995.

9.  JOINT VENTURES

In March 1994, the Company entered into a joint venture partnership with Community Sector Systems, Inc. ("CSS"), a software development company, to market a proprietary clinical information, communications and case documentation software package. The Company contributed $125 in capital, loaned $1,375 to CSS in 1994 and made an additional loan of $300 to CSS in 1995. In the event of a default on the loan, the Company has a security interest in the underlying intellectual property.

In April 1995, the Company entered into a joint venture with Neighborhood Health Providers, LLC ("NHP"), an organization consisting of five hospitals located in Brooklyn and Queens, New York, under which the Company agreed to fund up to $1,650 of NHP's Medicaid program development costs in the form of $150 in capital contributions and $1,500 in unsecured debt, in exchange for an 80% interest in such joint venture. As of September 30, 1996 and 1995, the Company had advanced $1,500 and $1,026 to NHP, respectively.

Also in April 1995, the Company entered into a contractual arrangement with Community Health Network of Connecticut, Inc. ("CHN"), an organization consisting of 11 not-for-profit health centers in Connecticut, under which the Company has agreed to provide CHN with up to a total of $4,000 in unsecured debt to help finance

CHN's Medicaid program development costs. As of September 30, 1996 and 1995, the Company had advanced $2,079 and $1,800 to CHN, respectively.

In September 1995, the Company paid $12,010 to Empire Blue Cross and Blue Shield ("Empire") for the right to provide behavioral health managed care services to approximately 750,000 of their enrollees in the State of New York for a period of five years. In connection therewith, the Company formed a limited liability company (the "Empire Joint Venture") with the Company and Empire receiving ownership interests of 80% and 20%, respectively. The payment was charged to goodwill and is being amortized over the life of the underlying contract.

In January 1996, the Company formed a joint venture with the hospital sponsors of NHP under the name "Royal Health Care LLC" ("Royal"), in which each of the Company and NHP holds 50% of the equity interests. During 1996, the Company made a capital contribution in the amount of $200 to Royal, as well as provided an unsecured loan in the amount of $1,561. Royal, in turn, and Empire have formed a second joint venture company, Empire Community Delivery Systems LLC ("ECDS"), in which Royal and Empire hold 33 1/3% and 66 2/3%, respectively, of the equity interests. Empire and ECDS have entered into an agreement under which ECDS will exclusively manage and operate, on behalf of Empire, health care benefit programs (covering all services except behavioral healthcare and vision care) in the five New York City boroughs for Medicaid beneficiaries enrolled in Empire plans. Each of Empire and Royal will provide specified administrative and management services to ECDS to support its delivery of services to Empire under such agreement. Moreover, each of ECDS and Royal will hold specified equity interests in certain independent practice associations (IPAs) providing treatment services to the Empire Medicaid beneficiaries. In addition, Empire has entered into an agreement with the Empire Joint Venture to exclusively provide, on behalf of Empire, all behavioral healthcare services in New York City to such Empire Medicaid enrollees. The Royal and ECDS joint ventures and related agreements have five year terms, with up to three five-year renewals (subject to applicable regulatory approvals). Each such venture and agreement also contains customary termination provisions. The Company is accounting for its interest in Royal using the equity method.

The receivables from, and the investments in, CSS, NHP, CHN and Royal are reflected in "other assets" in the accompanying balance sheets.

10.  INCOME TAXES

Prior to the Merger, the Company filed a consolidated federal income tax return with Merck. Though no formal tax sharing agreement existed between the Company and Merck, the Company computed federal income taxes on a separate return basis and recorded such taxes in the caption "Due to parent".

The components of income tax expense (benefit) for the periods ended September 30, are as follows:

                                                 1996       1995           1994
        Current:
           Federal.......................... $   ---       $3,030         $5,748
           State............................     736        1,112          1,974
                                                 736        4,142          7,722
        Deferred :
           Federal .........................  (5,495)         200        (3,692)
           State............................    (573)         179        (1,290)
                                              (6,068)         379        (4,982)
        Total...............................$ (5,332)      $4,521         $2,740

The difference between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                                 1996         1995         1994

        U.S. federal statutory tax rate.....    (35.0)%       $35.0%       35.0%
        State income taxes (net of federal benefit)
                                                  0.4          14.4          7.8
        Merger expenses.....................      5.8           ---          ---
        Goodwill............................      2.3          13.1          3.4
        Expenses without tax benefit.......       2.0          13.9          ---
        Other...............................      0.5           0.9          1.5
        Effective tax rate..................    (24.0)%        77.3%       47.7%


At September 30, 1996, the Company had $23,707 of deferred income tax assets and $52,080 of deferred income tax liabilities which have been netted for presentation purposes. The significant components of these amounts are shown on the balance sheet as follows:


                                               1996                           1995
                                        Current      Non Current        Current    Non Current
                                         Asset        Liability          Asset      Liability

Provision for estimated expenses....   $  2,630       $  2,161         $ 2,283      $  2,618
Capitalized expenses................       (334)       (1,436)            (339)       (1,562)
Net operating loss carryforwards....        ---         9,170              ---           ---
Accelerated depreciation............        ---       (14,605)             ---       (11,145)
Intangible asset differences........        ---       (25,959)             ---       (34,655)
                                        $ 2,296      $(30,669)         $ 1,944      $(44,744)


Management believes that the deferred tax assets will be fully realized based on future reversals of existing taxable temporary differences. As a result, no valuation allowance has been provided. At September 30, 1996, the Company had U.S. federal net operating loss carryforwards of approximately $25,580 for tax purposes. Approximately $5,920 of the carryforwards expire in 2010 and the remainder expire in 2011.

11.  COMMITMENTS AND CONTINGENCIES

a. Leases

The Company leases office facilities and equipment under various noncancelable operating leases.

At  September  30,  1996,  the  minimum   aggregate  rental   commitments  under
noncancelable leases, excluding renewal options, are as follows:
 ........
               1997.......................................   $12,506
               1998.......................................    10,604
               1999.......................................     8,569
               2000.......................................     7,255
               2001.......................................     6,272
               Thereafter.................................    15,019
               Minimum lease payments.....................    60,225
               Less amounts representing sublease income..    (1,884)
                                                             $58,341

Several of the leases contain escalation provisions due to increased maintenance costs and taxes. Scheduled rent increases are amortized on a straight-line basis over the lease term. Total rent expense for the periods ended September 30, 1996, 1995 and 1994 amounted to $13,059, $10,115 and $9,652, respectively.

b.  Employment Agreements

The Company and certain of its subsidiaries have employment agreements with various officers and certain other management personnel that provide for salary continuation for a specified number of months under certain circumstances. The aggregate commitment for future salaries at September 30, 1996, excluding bonuses, was approximately $6,016.

c.  Legal Proceedings

In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including the Company (collectively, "Defendants"). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that
Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendents' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. Defendants must move, answer or otherwise respond with respect to the complaint in January 1997. The Company intends to vigorously defend itself in this litigation. No amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

The Company is engaged in various other legal proceedings that have arisen in the ordinary course of its business. The Company believes that the ultimate outcome of such proceedings will not have a material effect on the Company's financial position, liquidity or results of operations.

d.  Insurance

Under the Company's professional liability insurance policy, coverage is limited to the period in which a claim is asserted, rather than when the incident giving rise to such claim occurred. The Company has obtained professional liability insurance through October 6, 1997; however, in the event the Company was unable to obtain professional liability insurance at the expiration of the current policy period, it is possible that the Company would be uninsured for claims asserted after the expiration of the current policy period. Historical experience of the Company does not indicate that losses, if any, arising from claims asserted after the expiration of the current professional liability policy period would have a material effect on the Company's financial position, liquidity or results of operations.

12.  RELATED PARTY TRANSACTIONS

During the period ended September 30, 1996, the Company paid consulting fees and board fees to KKR totaling approximately $5,900. Of such amount, $5,500 related to the Merger and associated financing transactions.

In addition to the amounts advanced by the parent for acquisition transactions described in Note 8, Medco disbursed funds on behalf of the Company for the payment of certain of the Company's U.S. federal, state and local income taxes prior to the Merger.

Included in expense for the periods ended September 30, 1996, 1995 and 1994 are charges totaling $1,218, $703 and $467, respectively, related to a prescription drug benefit program administered by Medco.

The average balance due to the parent (Medco) for fiscal 1995 and 1994 was $40,996 and $4,472, respectively; such balance was repaid in full on October 6, 1995 in connection with the Merger. A summary of intercompany activity with the parent is as follows:

        Due to parent, October 1, 1993.............              $ 1,403
        Allocation of costs from parent............                  407
        Intercompany purchases.....................                  402
        Income taxes paid by parent................               10,494
        Cash transfers from parent.................               25,225
        Due to parent, September 30, 1994..........               37,931

        Allocation of costs from parent............                  379
        Intercompany purchases.....................                  659
        Income taxes paid by parent................                3,795
        Cash transfer from parent..................               28,049
        Due to parent, September 30,1995...........               70,813

        Adjustment to income taxes paid by parent .               (2,935)
        Repayment made in connection with the Merger             (67,878)
        Due to parent, September 30,1996...........$                 ---


13.  RESTRUCTURING CHARGE

The Company recorded a pre-tax restructuring charge of $2,995 related to a plan, adopted and approved in the fourth quarter of 1996, to restructure its staff offices by exiting certain geographic markets and streamlining Continuum's field and administrative management organization. This decision was in response to the results of underperforming locations affected by the lack of sufficient patient flow in the geographic areas serviced by these offices and the Company's ability to purchase healthcare services at lower rates from the network. In addition, it was determined the Company would be able to expand beneficiary access to specialists and other providers thereby achieving more cost-effective treatment and to favorably shift a portion of the economic risk, in some cases, of providing outpatient healthcare to the provider through the use of case rates and other alternative reimbursement methods. The restructuring charge is comprised primarily of accruals for employee severance, real property lease terminations and write-off of certain assets in geographic markets which are being exited. The Company anticipates the restructuring plan will be substantially completed by February 28, 1997.

14.  MAJOR CUSTOMERS

For fiscal 1996, 1995 and 1994, no customer accounted for more than 10% of the Company's operating revenues.

15.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees who have completed one year of active employment during which 1,000 hours of service has been credited. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Company matches employee contributions at the rate of 25% of the employee's contributions to the 401(k) savings plan, up to a maximum of 6% of an employee's annual compensation. Effective January 1, 1997, the Company will match employee contributions at the rate of 50% of the employee's contributions to the 401(k) savings plan, up to a maximum of 6% of an employee's annual compensation.

The Company's 401(k) savings plan contribution recognized as expense for the periods ended September 30, 1996, 1995 and 1994 was $542, $330 and $327, respectively.

16.  STOCK OPTIONS AND AWARDS

In October 1995, the Company adopted the 1995 Stock Purchase and Option Plan for Employees of Merit Behavioral Care Corporation and Subsidiaries (the "1995 Option Plan"). The 1995 Option Plan provides for the issuance of up to 8,561,000 shares of common stock to key employees of the Company. The 1995 Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1995 Options") to purchase shares of common stock. The exercise price of 1995 Options will not be less than 50% of the fair market value per share of common stock on the date of such grant. Such options vest at the rate of 20% per year over a period of five years.

In January 1996, the Company adopted a second stock option plan, the Merit Behavioral Care Corporation Employee Stock Option Plan ("1996 Employee Option Plan"). The 1996 Employee Option Plan, which covers all employees not included in the 1995 Option Plan whose employment commenced prior to January 1, 1996, provides for the issuance of up to 1,000,000 shares of common stock of the Company. The 1996 Employee Option Plan permits the issuance of common stock and the grant of non-qualified stock options (the "1996 Employee Options") to purchase shares of common stock. The 1996 Employee Options vest on the fourth anniversary of the date of grant, provided that the employee remains employed with the Company on such date. The 1996 Employee Options are exercisable after an initial public offering of common stock of the Company meeting certain requirements.

Information regarding the Company's stock option plans is summarized below:

                                                                             1996
                                                                 1995      Employee
                                                             Option Plan  Option Plan
               Shares under option:
                   Outstanding at October 1, 1995.........          ---        ---
                   Granted................................     5,698,000    835,175
                   Canceled...............................      (585,000)  (119,625)
                   Outstanding at September 30, 1996......     5,113,000    715,550

               Option price per share:
                   At September 30, 1996..................        $ 5.00     $ 7.50


Prior to the Merger, employees of the Company participated in stock option plans administered by Merck. Pursuant to these plans, options were granted at the fair market value of Merck common stock on the date of grant and generally vest over a period of five years. The Company realizes an income tax benefit when Company employees exercise either a) nonqualified Merck stock options; or b) Merck incentive stock options, assuming the underlying common stock is sold within one year from the date that the incentive stock option was exercised. This benefit results in a decrease in tax liabilities and an increase in additional paid in capital. During 1996, the Company recorded a tax benefit of $1,505 from the exercise of Merck options. Information regarding the options outstanding under these plans held by employees of the Company at September 30, 1996 is as follows:

                                                                    Option Price
                                                 Shares               Per Share

           Vested...........................     905,504        $3.78 to $35.75
           Unvested.........................     391,169        $3.78 to $35.75
           Total............................   1,296,673


Through September 30, 1995, employees of the Company participated in an Employee Stock Purchase Plan administered by Merck. The stock plan permitted employees of the Company to purchase Merck common stock at the end of each quarter at a price equal to 85% of the fair market value at that date.

17.  SUPPLEMENTAL INFORMATION

Supplemental   cash  flow  information  and  noncash   investing  and  financing
activities are as follows:

                                             1996           1995           1994
        Supplemental Cash Flow Information:
           Cash paid for income taxes....... $1,100        $2,167        $1,858
           Cash paid for interest........... 17,676           ---           ---

        Supplemental Noncash Investing and
          Financing Activities:
           Record deferred taxes associated
              with the Merger...............  7,594           ---           ---
Exercise of Merck stock options.............  1,505           ---           ---
           Acquisitions:
               Fair value of assets acquired,
                 other than cash............ 14,360           ---        15,429
               Liabilities assumed.......... (2,962)          ---       (3,907)
               Consideration paid........... 11,398           ---        11,522
               Contingent consideration.....  1,278         9,580        11,858
           Cash used for acquisitions,
             net of cash acquired...........$12,676       $ 9,580       $23,380


18.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identified intangibles to be disposed of or held and used by an entity. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in fiscal 1997 and does not expect its implementation to have a material effect on its results of operations or its financial condition.

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