Form 10-Q
period 1996-12-31
MERIT BEHAVIORAL CARE CORP
filed 1997-02-13
CIK 1005530

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

                         Yes..X...    No.......

As of January 31, 1997, 28,477,800 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                    MERIT BEHAVIORAL CARE CORPORATION

                             Table of Contents
                    Form 10-Q for the Quarterly Period
                           Ended December 31, 1996


PART I                     FINANCIAL INFORMATION                                                 PAGE

Item 1.                    Financial Statements (Unaudited)

                             Condensed Consolidated Balance Sheets at                                3
                             December 31, 1996 and September 30, 1996

                             Condensed Consolidated Statements of
                             Operations for the three months ended
                             December 31, 1996 and December 31, 1995                                 4

                             Condensed Consolidated Statements of
                             Cash Flows for the three months ended
                             December 31, 1996 and December 31, 1995                                 5

                             Notes to Condensed Consolidated
                             Financial Statements                                                    6

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                7

PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                        10

Item 6.                    Exhibits and Reports on Form 8-K                                         10


                           MERIT BEHAVIORAL CARE CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                  (dollars in thousands)


                                                                                December 31,       September 30,
         ASSETS                                                                     1996                  1996
                                                                                ------------         ---------
Current Assets:
Cash and cash equivalents.......................................................$  40,731           $  47,375
Accounts receivable, net........................................................   34,875              28,383
Other current assets............................................................    6,113               4,777
                                                                                -----------        -----------
  Total current assets..........................................................    81,719             80,535
                                                                                -----------        -----------
Property, plant and equipment, net..............................................    69,991             67,880
                                                                                -----------        -----------
Other Assets:
Goodwill and other intangibles, net.............................................  156,940             162,849
Restricted cash.................................................................    5,621               5,668
Deferred financing costs, net...................................................   11,029              11,362
Other assets....................................................................   16,988              16,507
                                                                                ----------          ----------
                                                                                  190,578              196,386
                                                                                ----------          ----------
Total assets....................................................................$ 342,288            $ 344,801
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable................................................................$    4,851           $   5,888
Claims payable..................................................................    60,812              57,611
Deferred revenue................................................................     6,639               6,577
Accrued interest................................................................     2,204               5,008
Current portion of long-term debt...............................................       500                 500
Other current liabilities.......................................................     9,131              13,079
                                                                                -----------          ----------
  Total current liabilities.....................................................    84,137              88,663

Long-term debt..................................................................   258,000             253,500
Deferred income taxes...........................................................    25,796              30,669
Other long-term liabilities.....................................................     1,955               1,451

Stockholders' Equity:
Common stock (40,000,000 shares authorized, $0.01 par
  value, 28,477,800 and 28,398,800 shares issued)...............................       285                 284
Additional paid in capital......................................................    (4,858)             (9,756)
Retained deficit................................................................   (17,307)            (14,435)
Notes receivable from officers..................................................    (5,720)             (5,470)
                                                                                -----------          -----------
                                                                                   (27,600)            (29,377)
Less common stock in treasury (21,000 shares)...................................       ---                (105)
                                                                                ------------       -------------
  Total stockholders' equity....................................................   (27,600)            (29,482)
                                                                                ------------       -------------
Total liabilities and stockholders' equity......................................$  342,288           $ 344,801
                                                                                 =========            =========

                      See accompanying notes to condensed consolidated financial statements.

                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                              (dollars in thousands)



                                                                     Three months ended
                                                                         December 31,

                                                                  1996              1995
                                                              ------------      ----------

Revenue.......................................................$ 128,625         $110,920
Expenses:
  Direct service costs........................................  102,932           88,350
  Selling, general and administrative.........................   16,579           14,308
  Amortization of intangibles.................................    6,799            6,315
                                                              ------------      -----------
                                                                126,310          108,973

Operating income..............................................    2,315             1,947
Other income (expense):
  Interest income and other...................................      780               541
  Interest expense............................................   (6,186)           (5,445)
  Merger costs................................................      ---            (3,972)
                                                              -------------     -----------
                                                                 (5,406)           (8,876)
                                                              -------------     -----------

Loss  before income taxes  and cumulative effect of
  accounting change...........................................   (3,091)           (6,929)
Benefit for income taxes......................................     (219)             (985)
                                                              -------------     ------------
Loss before cumulative effect of accounting change...            (2,872)           (5,944)
Cumulative effect of accounting change for deferred
 contract start-up costs, net of tax benefit of $757.......         ---            (1,012)
                                                              -------------     -------------

Net loss...................................................   $  (2,872)        $  (6,956)
                                                                ==========        ==========


                      See accompanying notes to condensed consolidated financial statements.

                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                              (dollars in thousands)

                                                                                Three months ended
                                                                                   December 31,
                                                                             1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................  $ (2,872)            $ (6,956)
Adjustments to reconcile net loss to net cash
  (used for) provided by operating activities:
  Cumulative effect of accounting change...............................       ---                1,012
  Depreciation and amortization........................................     9,907                8,533
  Amortization of deferred financing costs.............................       335                  253
  Deferred taxes.......................................................      (369)              (2,214)
Changes in operating assets and liabilities, net of the effect of acquisitions:
  Accounts receivable..................................................    (6,492)               3,609
  Other current assets.................................................    (1,336)                 369
  Deferred contract start-up costs.....................................      (637)              (1,187)
  Accounts payable and accrued liabilities.............................    (4,526)               8,884
                                                                       -----------          -----------
Net cash (used for) provided by operating activities...................    (5,990)              12,303
                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........................    (5,554)              (6,670)
  Sales of marketable securities.......................................       ---                1,143
  Long-term restrictions removed from (placed on) cash..............           47               (1,193)
  Investments in and advances to joint ventures........................      (850)              (1,170)
  Repayments of advances from joint ventures...........................       180                  ---
  Cash used for acquisitions, contingent consideration, and
    related expenses, net of cash acquired.............................       ---               (8,501)
  Other................................................................       773                  211
                                                                       -----------          ------------
  Net cash used for investing activities...............................    (5,404)             (16,180)
                                                                       -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution...................................      ---               114,980
  Proceeds from bridge loan............................................      ---                75,000
  Proceeds from revolving credit facility..............................    40,000               51,500
  Proceeds from senior term loans......................................      ---               120,000
  Proceeds from sale of notes..........................................      ---               100,000
  Repayment of notes receivable from officers..........................       250                  250
  Redemption of common stock...........................................      ---              (259,039)
  Repayment of due to parent...........................................      ---               (70,813)
  Repayment of bridge loan.............................................      ---               (75,000)
  Repayment of revolving credit facility...............................  (35,000)              (26,000)
  Repayment of senior term loans.......................................     (500)                  ---
  Payment of financing costs...........................................      ---               (11,999)
                                                                       -----------           ------------
  Net cash provided by financing activities............................     4,750               18,879
                                                                       -----------           ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..........................................................   (6,644)               15,002
  Cash and cash equivalents at beginning of period.....................   47,375                29,531
                                                                       ---------             ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................................................$  40,731             $  44,533
                                                                         ========             =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash (received) paid for income taxes................................$    (124)            $     173
  Cash paid for interest...............................................$   8,655             $   3,161

                      See accompanying notes to condensed consolidated financial statements.

                                                         5

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

The condensed consolidated balance sheet at December 31, 1996 and the condensed consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1997 interim periods are not necessarily indicative of results to be expected for the entire year. The condensed consolidated balance sheet at September 30, 1996 was derived from the Company's September 30, 1996 audited financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Although the Company believes the accompanying disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements  have  been  condensed  or  omitted  as  permitted  by the  rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended September 30, 1996.

2.  CONTINGENCIES

In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including the Company (collectively, "Defendants"). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that
Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. In January 1997, defendants filed a motion to dismiss the complaint, which motion has not yet been heard or decided. The Company intends to vigorously defend itself in this litigation. No amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

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

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Revenue. Revenue increased by $17.7 million, or 16.0%, to $128.6 million for the three months ended December 31, 1996 from $110.9 million for the three months ended December 31, 1995. Of this increase, $28.2 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $3.5 million was attributable to new customers commencing service in the current quarter. This revenue increase was partially offset by a $14.0 million decrease in revenue as a result of the termination of certain contracts, $12.8 million of which was due to terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

Direct Service Costs. Direct service costs increased by $14.6 million, or 16.5%, to $102.9 million for the three months ended December 31, 1996 from $88.4 million for the three months ended December 31, 1995. As a percentage of revenue, direct service costs increased from 79.7% in the prior year period to 80.0% in the current year period. The increase was due to the anticipated lower than average direct profit margin earned on the TennCare Partners Program, partly offset by a year over year decline in healthcare utilization in the Company's overall business. Under the TennCare Partners Program, services under which commenced in the fourth quarter of fiscal 1996, the Company (together with a local Tennessee partner) provides mental health and substance abuse managed care services to approximately 500,000 Medicaid eligibles and uninsured individuals residing in the State of Tennessee. In light of the significance of the contract to the Company's overall revenue base and the unusual structure of the TennCare Partners Program, the Company expects unfavorable year over year direct cost percentage comparisons for the remainder of fiscal 1997. Excluding the effect of the TennCare Partners contract, however, the Company experienced a decline in the direct service cost percentage as a result of overall lower healthcare utilization in the current three month period as compared to the previous year period, due to continued development and deployment of alternative treatment programs designed to achieve more cost-effective treatment and the Company's increased focus on clinical care techniques directed at patients requiring more intensive treatment services. Also positively impacting the direct cost percentage was the effect of a nationwide recontracting program with providers which began in the second quarter of fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 15.9%, to $16.6 million for the three months ended December 31, 1996 from $14.3 million for the three months ended December 31, 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of both the Company's national service center located in St. Louis, Missouri (the "National Service Center"), and the Company's headquarters located in Park Ridge, New Jersey, which will allow for growth beyond its current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses remained constant at 12.9% for both the current and prior year periods, but declined from the third and fourth quarters of fiscal 1996 due to the Company's efforts to contain such expenses as well as an allocation of such expenses over a larger revenue base.

Amortization of Intangibles. Amortization of intangibles increased by $0.5 million, or 7.9%, to $6.8 million for the three months ended December 31, 1996 from $6.3 million for the three months ended December 31, 1995. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of Choate Health Management, Inc. and ProPsych, Inc., as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

Other Income (Expense). For the three months ended December 31, 1996, other income and expense consisted of (i) interest expense of $6.2 million related to debt incurred as a result of the merger of the Company with MDC Acquisition Corp. (the "Merger"); and (ii) interest and other income of $0.8 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances. The year over year increase in interest expense of $0.7 million was primarily attributable to the full quarter impact of (i) the indebtedness incurred on October 6, 1995 by the Company in connection with the Merger; and (ii) the 11 1/2% Senior Subordinated Notes due 2005 issued in November 1995, and exchanged for publicly traded Notes in March 1996 (the "Notes"), which bore interest at a higher rate than the bridge financing facility that the Notes replaced. The year over year increase in interest income of $0.2 million was primarily attributable to both an increase in average invested cash balances as compared to the prior year period and interest earned on advances to certain joint ventures.

Income Taxes. The Company recorded a benefit for income taxes during the three months ended December 31, 1996 based upon the Company's pre-tax loss in such period.

Liquidity and Capital Resources

General. For the three months ended December 31, 1996, operating activities used cash of $6.0 million, investing activities used cash of $5.4 million and financing activities provided cash of $4.8 million, resulting in a net decrease in cash and cash equivalents of $6.6 million. Investing activities in the current three month period consisted principally of (i) capital expenditures of $5.6 million related primarily to the continued development of the Company's new information systems and expansion of the Company's National Service Center; and
(ii) payments totaling $0.9 million for funding under various joint venture arrangements, the most significant of which was with Community Sector Systems, Inc.

Senior Indebtedness. As of December 31, 1996, $39.0 million of revolving loans and $6.2 million of letters of credit were outstanding under the revolving credit facility of the Company's Credit Agreement with The Chase Manhattan Bank, N.A. (the "Senior Credit Facility") and approximately $39.8 was available for future borrowing.

Adjusted EBITDA. Adjusted EBITDA, a financial measure used in the Senior Credit Facility and the indenture for the Notes (the "Indenture"), increased by $2.0 million, or 18.0%, to $13.0 million for the three months ended December 31, 1996 from $11.0 million for the three months ended December 31, 1995.

Cash in Claims Funds and Restricted Cash. As of December 31, 1996, the Company had total cash balances (including cash equivalents) of $46.4 million, of which $33.3 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $5.6 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of December 31, 1996, the Company also held surplus cash balances, classified as cash and cash equivalents, as required by the contracts held by the Company relating to Medicaid programs for the States of Iowa and Tennessee and for a Medicaid contract in the Commonwealth of Pennsylvania.

Availability of Cash. Historically, the Company has funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck & Co., Inc. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings under the revolving credit facility of the Senior Credit Facility. Based upon the current level of cash flows from operations and anticipated growth, the Company believes that available cash, together with available borrowings under the revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness for the foreseeable future.

                                PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including the Company (collectively, "Defendants") entitled Edward M. Stephens, Jose A. Yaryura-Tobias, Judith Green, Ph.D., Fugen Neziroglu, Ph.D., Ona Robinson, Ph.D., Laurie A. Baum, C.S.W., Agnes Wohl, C.S.W., and The On-Step Institute For Mental Health Research, Inc., individually and on behalf of all others similarly situated, v. CMG Health, FHC Options, Inc., Foundation Health PsychCare Services, Inc., Green Spring Health Services, Inc., Human Affairs International, Inc., Merit Behavioral Care Corp., MCC Behavioral Care Inc., United Behavioral Systems, Inc., and Value Behavioral Health, Inc., 96 Civ. 7798 (KMW). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. In January 1997, Defendants filed a motion to dismiss the complaint, which motion has not yet been heard or decided. The Company intends to vigorously defend itself in this litigation. However, there can be no assurance that the outcome of this litigation will be favorable to the Company. An unfavorable outcome could have a material adverse effect on the Company.

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







Date: February 12, 1997              Merit Behavioral Care Corporation


                                  By: /s/ Arthur H. Halper
                                     ___________________________________
                                     Arthur H. Halper, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer,
                                      Accounting Officer and
                                      Duly Authorized Officer)