Form 10-Q
period 1997-03-31
MERIT BEHAVIORAL CARE CORP
filed 1997-05-15
CIK 1005530

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                            Yes..X...    No.......

As of April 30, 1997, 28,477,800 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                  MERIT BEHAVIORAL CARE CORPORATION

                           Table of Contents
                 Form 10-Q for the Quarterly Period
                        Ended March 31, 1997



PART I                     FINANCIAL INFORMATION                                                 PAGE

Item 1.                    Financial Statements (Unaudited)

                             Condensed Consolidated Balance Sheets at                                3
                             March 31, 1997 and September 30, 1996

                             Condensed Consolidated Statements of Operations for
                             the three months ended March 31, 1997 and March 31,
                             1996 and the six months ended March 31, 1997
                             and March 31, 1996                                                      4

                             Condensed Consolidated Statements of
                             Cash Flows for the six months ended
                             March 31, 1997 and March 31, 1996                                       5

                             Notes to Condensed Consolidated
                             Financial Statements                                                    6

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                               7

PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                       10

Item 5.                    Other Information                                                       10

Item 6.                    Exhibits and Reports on Form 8-K                                           11


                           MERIT BEHAVIORAL CARE CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                (dollars in thousands)


                                                                                     March 31,   September 30,
         ASSETS                                                                       1997            1996
                                                                                   ----------      ---------
Current Assets:
Cash and cash equivalents.......................................................   $  51,746       $  47,375
Accounts receivable, net........................................................      30,495          28,383
Other current assets............................................................       6,186           4,777
                                                                                   ----------      -----------
  Total current assets..........................................................      88,427          80,535
                                                                                   ----------       ----------
Property, plant and equipment, net..............................................      72,399          67,880
                                                                                   ----------       ----------
Other Assets:
Goodwill and other intangibles, net.............................................     151,031         162,849
Restricted cash.................................................................       5,728           5,668
Deferred financing costs, net...................................................      10,703          11,362
Other assets....................................................................      19,380          16,507
                                                                                   ----------      ----------
                                                                                     186,842         196,386
                                                                                   ----------      ----------
Total assets....................................................................  $  347,668       $ 344,801
                                                                                   ==========      ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable................................................................  $    7,559      $    5,888
Claims payable..................................................................      64,667          57,611
Deferred revenue................................................................       7,073           6,577
Accrued interest................................................................       5,066           5,008
Current portion of long-term debt...............................................         500             500
Other current liabilities.......................................................       9,286          13,079
                                                                                 -----------      ----------
  Total current liabilities.....................................................      94,151          88,663

Long-term debt..................................................................     257,500         253,500
Deferred income taxes...........................................................      23,666          30,669
Other long-term liabilities.....................................................       1,416           1,451

Stockholders' Equity:
Common stock (40,000,000 shares authorized, $0.01 par
  value, 28,477,800 and 28,398,800 shares issued)...............................         285            284
Additional paid in capital......................................................      (3,825)        (9,756)
Retained deficit................................................................     (19,805)       (14,435)
Notes receivable from officers..................................................      (5,720)        (5,470)
                                                                                  -----------    ------------
                                                                                     (29,065)       (29,377)
Less common stock in treasury (21,000 shares)...................................         ---           (105)
                                                                                --------------  -------------
  Total stockholders' equity....................................................     (29,065)       (29,482)
                                                                                -------------   -------------
Total liabilities and stockholders' equity......................................  $   347,668      $ 344,801
                                                                                    =========       =========

  See accompanying notes to condensed consolidated financial statements.

                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                              (dollars in thousands)



                                                                      Three months ended         Six months ended
                                                                          March  31,                 March 31,
                                                                  1997          1996             1997         1996
                                                              ------------  ------------     -----------  --------

Revenue.......................................................$ 132,743       $111,721         $261,368    $222,641
Expenses:
  Direct service costs........................................  108,243         87,941          211,175     176,291
  Selling, general and administrative.........................   15,794         15,707           32,373      30,015
  Amortization of intangibles.................................    6,671          6,522           13,470      12,837
                                                              ------------  -----------      ----------  ----------
                                                                130,708        110,170          257,018     219,143

Operating income..............................................    2,035          1,551            4,350       3,498
Other income (expense):
  Interest income and other...................................      765            797            1,545       1,338
  Interest expense............................................   (6,246)        (6,104)         (12,432)    (11,549)
  Merger costs................................................      ---            ---              ---      (3,972)
                                                              ------------  -------------    ------------  ---------
                                                                 (5,481)        (5,307)         (10,887)    (14,183)
                                                              -----------   -----------      -----------  ----------

Loss  before income taxes  and cumulative effect of
  accounting change...........................................     (3,446)      (3,756)           (6,537)   (10,685)
Benefit for income taxes......................................       (948)      (1,151)           (1,167)    (2,136)
                                                              ------------- -----------      ----------- -----------
Loss before cumulative effect of accounting change...              (2,498)      (2,605)           (5,370)    (8,549)
Cumulative effect of accounting change for deferred
 contract start-up costs, net of tax benefit of $757.......           ---          ---               ---     (1,012)
                                                              ------------ -------------    ------------  ---------

Net loss.............................................          $   (2,498)   $  (2,605)         $ (5,370)  $ (9,561)
                                                                ==========    =========        ========== ==========





    See accompanying notes to condensed consolidated financial statements.


                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                              (dollars in thousands)

                                                                                 Six months ended
                                                                                    March 31,
                                                                            1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................$  (5,370)           $   (9,561)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Cumulative effect of accounting change...............................      ---                  1,012
  Depreciation and amortization........................................   19,504                 17,552
  Amortization of deferred financing costs.............................      671                    546
  Deferred taxes.......................................................   (1,466)                (3,296)
Changes in operating assets and liabilities, net of the effect of acquisitions:
  Accounts receivable..................................................   (2,112)                 2,152
  Other current assets.................................................   (1,409)                   392
  Deferred contract start-up costs.....................................   (2,282)                (2,390)
  Accounts payable and accrued liabilities.............................    5,488                  9,834
                                                                       ---------             ----------
Net cash provided by operating activities..............................   13,024                 16,241
                                                                       ---------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........................  (10,914)               (11,448)
  Sales of marketable securities.......................................      ---                  1,143
  Long-term restrictions placed on cash................................      (60)                (1,010)
  Investments in and advances to joint ventures........................   (1,750)                (1,221)
  Repayments of advances from joint ventures...........................      465                    120
  Cash used for acquisitions, contingent consideration, and
    related expenses, net of cash acquired.............................      ---                (11,058)
  Other................................................................     (644)                (1,072)
                                                                       ---------              ----------
  Net cash used for investing activities...............................  (12,903)               (24,546)
                                                                       ---------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution...................................      ---                114,980
  Proceeds from bridge loan............................................      ---                 75,000
  Proceeds from revolving credit facility..............................   88,500                 80,500
  Proceeds from senior term loans......................................      ---                120,000
  Proceeds from sale of notes..........................................      ---                100,000
  Repayment of notes receivable from officers..........................      250                    250
  Redemption of common stock...........................................      ---               (254,144)
  Repayment of due to parent...........................................      ---                (70,813)
  Repayment of bridge loan.............................................      ---                (75,000)
  Repayment of revolving credit facility...............................  (84,000)               (54,000)
  Repayment of senior term loans.......................................     (500)                    ---
  Payment of financing costs...........................................      ---                (11,999)
                                                                       ---------              ----------
  Net cash provided by financing activities............................    4,250                  24,774
                                                                       ----------             ----------
INCREASE  IN CASH AND CASH EQUIVALENTS.................................    4,371                  16,469
  Cash and cash equivalents at beginning of period.....................   47,375                  29,531
                                                                       ---------              ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................................................$  51,746                $ 46,000
                                                                        ========               =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash (received) paid for income taxes................................$    (175)              $    801
  Cash paid for interest...............................................$  11,703               $  6,100

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

The condensed consolidated balance sheet at March 31, 1997 and the condensed consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1997 interim periods are not necessarily indicative of results to be expected for the entire year. The condensed consolidated balance sheet at September 30, 1996 was derived from the Company's September 30, 1996 audited financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenue. Revenue increased by $21.0 million, or 18.8%, to $132.7 million for the three months ended March 31, 1997 from $111.7 million for the three months ended March 31, 1996. Of this increase, $22.6 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $11.6 million was attributable to new customers commencing service in the current quarter. This revenue increase was partially offset by a $13.2 million decrease in revenue as a result of the termination of certain contracts, $10.6 million of which was due to terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

Direct Service Costs. Direct service costs increased by $20.3 million, or 23.1%, to $108.2 million for the three months ended March 31, 1997 from $87.9 million for the three months ended March 31, 1996. As a percentage of revenue, direct service costs increased from 78.7% in the prior year period to 81.5% in the current year period. The increase was due to the anticipated lower than average direct profit margin earned on the TennCare Partners Program and a Medicaid program in the Commonwealth of Pennsylvania. Under the TennCare Partners Program, services under which commenced in the fourth quarter of fiscal 1996, the Company (together with a local Tennessee partner) provides mental health and substance abuse managed care services to approximately 500,000 Medicaid-eligible and uninsured individuals residing in the State of Tennessee. In light of the significance of the contract to the Company's overall revenue base and the unusual structure of the TennCare Partners Program, the Company expects unfavorable year over year direct cost percentage comparisons for the remainder of fiscal 1997. Furthermore, on February 1, 1997 the Company commenced providing mental health and substance abuse services to approximately 40,000 Medicaid-eligible beneficiaries residing in the County of Delaware of the Commonwealth of Pennsylvania. The direct profit margin under such program is contractually limited to an amount which is significantly lower than the average direct profit margin of the Company's overall business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 0.6%, to $15.8 million for the three months ended March 31, 1997 from $15.7 million for the three months ended March 31, 1996. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of both the Company's national service center located in St. Louis, Missouri (the "National Service Center"), and the Company's headquarters located in Park Ridge, New Jersey, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses decreased from 14.1% in the prior year to 11.9%
in the current year period as a result of these expenses being allocated over a larger revenue base. In particular, the TennCare Partners and the Delaware County programs are large, self-contained programs requiring minimal incremental selling, general and administrative expenses or operational support from the Company, thereby mitigating the effects of their lower than average direct service cost margins described above.

Amortization of Intangibles. Amortization of intangibles increased by $0.2 million, or 3.1%, to $6.7 million for the three months ended March 31, 1997 from $6.5 million for the three months ended March 31, 1996. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisition of ProPsych, Inc.

Other Income (Expense). For the three months ended March 31, 1997, other income and expense consisted of (i) interest expense of $6.2 million related to debt incurred as a result of the merger of the Company with MDC Acquisition Corp. on October 6, 1995 (the "Merger"); and (ii) interest and other income of $0.8 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances. Both interest expense and interest income are relatively unchanged from the prior year period.

Income Taxes. The Company recorded a benefit for income taxes during the three months ended March 31, 1997 based upon the Company's pre-tax loss in such period.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

Revenue. The Company's revenue increased by $38.8 million, or 17.4%, to $261.4 million for the six months ended March 31, 1997 from $222.6 million for the six months ended March 31, 1997. Of this increase, $52.0 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $15.0 million was attributable to new customers commencing service in the current six month period. This revenue increase was partially offset by a $28.2 million decrease in revenue as a result of the termination of certain contracts, $24.7 million of which was due to terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

Direct Service Costs. Direct service costs increased by $34.9 million, or 19.8%, to $211.2 million for the six months ended March 31, 1997 from $176.3 million for the six months ended March 31, 1996. As a percentage of revenue, direct service costs increased from 79.2% in the prior year period to 80.8% in the current year period. The increase was due to the anticipated lower than average direct profit margin earned on the TennCare Partners Program, partly offset by a year over year decline in healthcare utilization in the Company's overall business. Excluding the effect of the TennCare Partners contract, however, the Company experienced a decline in the direct service cost percentage as a result of overall lower healthcare utilization in the current six month period as compared to the previous period, due to continued development and deployment of alternative treatment programs designed to achieve more cost-effective treatment and the Company's increased focus on clinical care techniques directed at patients requiring more intensive treatment services. Also positively impacting the direct cost percentage was the effect of a nationwide recontracting program with providers which began in the second quarter of fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 8.0%, to $32.4 million for the six months ended March 31, 1997 from $30.0 million for the six months ended March 31, 1996. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of both the Company's National Service Center, and the Company's headquarters, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses decreased from 13.5% in the prior year period to 12.4% in the current year period as a result of these expenses being allocated over a larger revenue base. In particular, as noted above, the TennCare Partners and the Delaware County programs require minimal incremental selling, general and administrative expenses or Company operational support, thereby mitigating the effects of their lower than average direct service cost margins described above.

Amortization of Intangibles. Amortization of intangibles increased by $0.7 million, or 5.5%, to $13.5 million for the six months ended March 31, 1997 from $12.8 million for the six months ended March 31, 1996. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisition of ProPsych, Inc.

Other Income (Expense). For the six months ended March 31, 1997, other income and expense consisted of (i) interest expense of $12.4 million related to debt incurred as a result of the Merger, and (ii) interest and other income of $1.5 million relating primarily to investment earnings on the Company's short-term investments and restricted cash balances. The year over year increase in interest expense of $0.9 million was primarily attributable to the full period impact of (i) the indebtedness incurred on October 6, 1995 by the Company in connection with the Merger; and (ii) the Notes which bore interest at a higher rate than the bridge financing facility that the Notes replaced. The year over year increase in interest income of $0.2 million was primarily attributable to both an increase in average invested cash balances as compared to the prior year period and interest earned on advances to certain joint ventures.

Income Taxes. The Company recorded a benefit for income taxes during the six months ended March 31, 1997 based upon the Company's pre-tax loss in such period.

Liquidity and Capital Resources

General. For the six months ended March 31, 1997, operating activities provided cash of $13.0 million, investing activities used cash of $12.9 million and financing activities provided cash of $4.3 million, resulting in a net increase in cash and cash equivalents of $4.4 million. Investing activities in the current six month period consisted principally of (i) capital expenditures of $10.9 million related primarily to the continued development of the Company's new information systems and expansion of the Company's National Service Center; and (ii) payments totaling $1.8 million for funding under various joint venture arrangements, the most significant of which was with Community Sector Systems, Inc.

Senior Indebtedness. As of March 31, 1997, $38.5 million of revolving loans and $8.1 million of letters of credit were outstanding under the revolving credit facility of the Company's Credit Agreement with The Chase Manhattan Bank, N.A. (the "Senior Credit Facility") and approximately $38.4 million was available for future borrowing.

Adjusted EBITDA. Adjusted EBITDA, a financial measure used in the Senior Credit Facility and the indenture for the Notes (the "Indenture"), increased by $1.0 million, or 8.8%, to $12.4 million for the three months ended March 31, 1997 from $11.4 million for the three months ended March 31, 1996. For the six months ended March 31, 1997, Adjusted EBITDA increased by $3.0, or 13.4%, to $25.4 million from $22.4 million for the comparable period in the prior year.

Cash in Claims Funds and Restricted Cash. As of March 31, 1997, the Company had total cash balances (including cash equivalents) of $57.5 million, of which $38.6 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $5.7 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of March 31, 1997, the Company also held surplus cash balances, classified as cash and cash equivalents, as required by the contracts held by the Company relating to Medicaid programs for the States of Iowa and Tennessee and for a Medicaid contract in the Commonwealth of Pennsylvania.

Availability of Cash. Prior to the Merger, the Company has funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck & Co., Inc. The Company currently and in the future expects to finance its capital requirements through existing cash balances, cash generated from operations and borrowings under the revolving credit facility of the Senior Credit Facility. Based upon the current level of cash flow from operations and anticipated growth, the Company believes that available cash, together with available borrowings under the revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness for the foreseeable future.

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

ITEM 5.  OTHER INFORMATION

         Since July 1996, the Company has been providing services under the State of Tennessee's "TennCare Partners Program," a mental health and substance abuse benefits program covering principally Medicaid recipients and uninsured individuals residing in that State ("TennCare Beneficiaries"). The Company participates in the TennCare Partners Program through a joint venture (known as a "behavioral health organization" or "BHO") with Tennessee Behavioral Health, Inc. ("TBH") pursuant to a contract between the Tennessee Department of Mental Health and Mental Retardation ("TDMHMR") and TBH. The contract with TDMHMR has an initial 12 month term ending June 30, 1997 and, by its terms, automatically renews for successive 12 month periods unless either TDMHMR or TBH gives notice of its intention not to renew. The Department of Health of the State of Tennessee ("TDOH"), which has oversight of TDMHMR, recently announced that the mental health and substance abuse services currently provided by the two BHOs participating in the TennCare Partners Program are to be transitioned to the "Managed Care Organizations" (typically, health maintenance organizations) ("MCOs") currently providing medical, surgical and other healthcare benefits to TennCare Beneficiaries. The earliest date (the "Transition Date") at which such transition of services to the MCOs may occur is January 1, 1998.

         The Company believes that, if the responsibility for providing mental health and substance abuse services to TennCare Beneficiaries is transferred to the MCOs, MCOs will most likely subcontract with behavioral health managed care companies, such as the Company, to provide such services. The Company currently is in discussions with certain MCOs relating to the possible provision by the Company of mental health and substance abuse services to TennCare Beneficiaries covered by such MCOs. However, because the TDOH announcement has been made only recently, and in light of the uncertainty over the identity of the MCOs that would service the TennCare Beneficiaries after the Transition Date and the terms on which such MCOs would provide mental health and substance abuse services, the Company has not entered into any definitive subcontracts with MCOs. There can be no assurance that the TennCare Partners Program will be transitioned to the MCOs or, if such transition occurs, that the Company will subcontract with any MCOs, that the terms of any such subcontracts will be favorable to the Company or that the Company will be able to replace through such subcontracts the revenue it otherwise would have generated in connection with the TennCare Partners Program after the Transition Date.

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







Date: May 15, 1997               Merit Behavioral Care Corporation



                                 By:      /s/ Arthur H. Halper
                                    -----------------------------
                                    Arthur H. Halper, Executive Vice President
                                    and Chief Financial Officer
                                   (Principal Financial Officer,
                                    Accounting Officer and
                                    Duly Authorized Officer)