Form 10-Q
period 1997-06-30
MERIT BEHAVIORAL CARE CORP
filed 1997-08-14
CIK 1005530

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

                          Yes..X...    No.......

As of July 31, 1997, 28,553,800 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                     MERIT BEHAVIORAL CARE CORPORATION

                             Table of Contents
                     Form 10-Q for the Quarterly Period
                            Ended June 30, 1997


PART I                     FINANCIAL INFORMATION                                                 PAGE

Item 1.                    Financial Statements (Unaudited)

                             Condensed Consolidated Balance Sheets at                               3
                             June 30, 1997 and September 30, 1996

                             Condensed Consolidated Statements of Operations for
                             the three  months  ended June 30, 1997 and June 30,
                             1996 and the nine months ended June 30, 1997
                             and June 30, 1996                                                       4

                             Condensed Consolidated Statements of
                             Cash Flows for the nine months ended
                             June 30, 1997 and June 30, 1996                                         5

                             Notes to Condensed Consolidated
                             Financial Statements                                                    6

Item 2.                    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                8

PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                        11

Item 6.                    Exhibits and Reports on Form 8-K                                         11


                           MERIT BEHAVIORAL CARE CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                 (dollars in thousands)



                                                                                  June 30,         September 30,
         ASSETS                                                                     1997                1996
                                                                                ------------         ---------
Current Assets:
Cash and cash equivalents..............................................         $  53,176            $  47,375
Short-term marketable securities.......................................             4,111                  ---
Accounts receivable, net...............................................            33,853               28,383
Other current assets...................................................             6,530                4,777
                                                                               ----------          -----------
  Total current assets.................................................            97,670               80,535
                                                                               ----------          -----------
Property, plant and equipment, net.....................................            75,352               67,880
                                                                               ----------          -----------
Other Assets:
Goodwill and other intangibles, net....................................           145,218              162,849
Restricted cash and investments........................................             3,740                5,668
Deferred financing costs, net..........................................            10,368               11,362
Other assets...........................................................            19,873               16,507
                                                                               ----------          -----------
                                                                                  179,199              196,386
                                                                               ----------          -----------
Total assets...........................................................         $ 352,221            $ 344,801

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.......................................................         $   7,182            $   5,888
Claims payable.........................................................            75,378               57,611
Deferred revenue.......................................................             6,545                6,577
Accrued interest.......................................................             2,172                5,008
Current portion of long-term debt......................................             3,000                  500
Other current liabilities..............................................             7,311               13,079
                                                                               ----------           ----------
  Total current liabilities............................................           101,588               88,663

Long-term debt.........................................................           256,500              253,500
Deferred income taxes..................................................            20,757               30,669
Other long-term liabilities............................................             1,847                1,451

Stockholders' Equity:
Common stock (40,000,000 shares authorized, $0.01 par
  value, 28,553,800 and 28,398,800 shares issued)......................               286                  284
Additional paid in capital.............................................            (1,412)              (9,756)
Retained deficit.......................................................           (21,295)             (14,435)
Notes receivable from officers.........................................            (6,050)              (5,470)
                                                                               -----------         ------------
                                                                                  (28,471)             (29,377)
Less common stock in treasury (21,000 shares)..........................               ---                 (105)
                                                                               -----------         ------------
  Total stockholders' equity...........................................           (28,471)             (29,482)
                                                                               -----------         ------------
Total liabilities and stockholders' equity.............................         $ 352,221            $ 344,801
                                                                                =========            ==========

See accompanying notes to condensed consolidated financial statements.

                                                         3



                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                              (dollars in thousands)




                                                                     Three months ended       Nine months ended
                                                                        June  30,                June 30,
                                                                  1997          1996             1997         1996
                                                              -----------  ------------     -----------  --------

Revenue..............................................          $ 143,762       $111,189        $405,130    $333,830
Expenses:
  Direct service costs...............................            116,564         86,419         327,739     262,710
  Selling, general and administrative................             17,366         17,313          49,739      47,328
  Amortization of intangibles........................              6,663          6,454          20,133      19,291
                                                               ----------   ------------     -----------  ---------
                                                                 140,593        110,186         397,611     329,329

Operating income.....................................              3,169          1,003           7,519       4,501
Other income (expense):
  Interest income and other..........................                823            681           2,368       2,019
  Interest expense...................................             (6,219)        (6,077)        (18,651)    (17,626)
  Merger costs.......................................                ---            ---             ---      (3,972)
                                                               ----------   ------------     -----------  ----------
                                                                  (5,396)        (5,396)        (16,283)    (19,579)
                                                              -----------   ------------     -----------  ----------

Loss  before income taxes  and cumulative effect of
  accounting change..................................             (2,227)        (4,393)         (8,764)    (15,078)
Benefit for income taxes.............................               (737)        (1,364)         (1,904)     (3,500)
                                                              -----------     -----------    -----------  ----------
Loss before cumulative effect of accounting change...             (1,490)        (3,029)         (6,860)    (11,578)
Cumulative effect of accounting change for deferred
 contract start-up costs, net of tax benefit of $757.                ---            ---             ---      (1,012)
                                                              -----------     -----------    -----------  ----------

Net loss.............................................          $  (1,490)      $ (3,029)       $ (6,860)   $(12,590)
                                                               ==========      ==========     ==========   =========



 See accompanying notes to condensed consolidated financial statements.




                                         MERIT BEHAVIORAL CARE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                              (dollars in thousands)

                                                                                  Nine months ended
                                                                                      June 30,
                                                                            1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                      ------                 ------
Net loss .....................................................          $  (6,860)              $ (12,590)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Cumulative effect of accounting change......................                ---                   1,012
  Depreciation and amortization...............................             29,228                  26,888
  Amortization of deferred financing costs....................              1,007                     841
  Deferred taxes..............................................             (2,341)                 (5,084)
Changes in operating assets and liabilities, net of the
  effect of acquisitions:
  Accounts receivable.........................................             (5,470)                 (2,073)
  Other current assets........................................             (1,753)                   (252)
  Deferred contract start-up costs............................             (3,680)                 (3,310)
  Accounts payable and accrued liabilities....................             10,425                   5,451
                                                                         --------                 --------
Net cash provided by operating activities.....................             20,556                  10,883
                                                                         --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..................            (16,965)                (15,838)
  (Purchases) sales of marketable securities..................             (4,111)                  1,143
  Long-term restrictions removed from (placed on) cash........              1,928                  (1,016)
  Investments in and advances to joint ventures...............             (1,750)                 (1,221)
  Repayments of advances from joint ventures..................                675                     300
  Cash used for acquisitions, contingent consideration, and
    related expenses, net of cash acquired....................                ---                 (11,058)
  Other.......................................................               (332)                   (909)
                                                                        ---------                ---------
  Net cash used for investing activities......................            (20,555)                (28,599)
                                                                        ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution..........................                ---                 114,980
  Proceeds from bridge loan...................................                ---                  75,000
  Proceeds from revolving credit facility.....................            134,500                 123,000
  Proceeds from senior term loans.............................                ---                 120,000
  Proceeds from sale of notes.................................                ---                 100,000
  Redemption of common stock..................................                ---                (254,144)
  Repayment of due to parent..................................                ---                 (70,813)
  Repayment of bridge loan....................................                ---                 (75,000)
  Repayment of revolving credit facility......................           (128,500)                (94,000)
  Repayment of senior term loans..............................               (500)                    ---
  Payment of financing costs..................................                ---                 (12,504)
  Other.......................................................                300                     110
  Net cash provided by financing activities ..................              5,800                  26,629
INCREASE  IN CASH AND CASH EQUIVALENTS................                      5,801                   8,913
  Cash and cash equivalents at beginning of period............             47,375                  29,531
                                                                        ---------               ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD......................................................           $ 53,176               $  38,444
                                                                        =========                =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash (received) paid for income taxes.......................           $   (151)              $   1,002
  Cash paid for interest......................................           $ 20,480               $  14,603

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

The condensed consolidated balance sheet at June 30, 1997 and the condensed consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1997 interim periods are not necessarily indicative of results to be expected for the entire year. The condensed consolidated balance sheet at September 30, 1996 was derived from the Company's September 30, 1996 audited financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

2.  CONTINGENCIES

In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York (the "District Court") against nine behavioral health managed care organizations, including the Company (collectively, "Defendants"). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. In January 1997, Defendants filed a motion to dismiss the complaint. On July 21, 1997, a court-appointed magistrate judge issued a report and recommendation to the District Court recommending that Defendants' motion to dismiss the complaint with prejudice be granted. On August 5, 1997, plaintiffs filed objections to the magistrate judge's report and recommendation; such objections have not yet been heard. The Company intends to vigorously defend itself in this litigation. No amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

3.  SUBSEQUENT EVENT

On July 14, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire all of the capital stock of CMG Health, Inc. ("CMG"). Pursuant to the Agreement, the acquisition will be effected through a merger of an affiliate of the Company with CMG, as a result of which CMG will become a wholly owned subsidiary of the Company.

                    MERIT BEHAVIORAL CARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                          (dollars in thousands)


The Agreement provides that holders of CMG's common and preferred stock will receive, in the aggregate, at closing (1) approximately $51,500 in cash (subject to certain adjustments), (2) 750,000 shares of MBC common stock and (3) rights to receive certain additional cash and stock consideration based upon future events and the post-closing financial performance of CMG. The Chase Manhattan Bank, the agent for the Company's existing senior credit facility, has committed to provide the funding to make the cash payments required in connection with the acquisition (including related fees and expenses). The merger is subject to certain conditions, including the expiration of antitrust regulatory waiting periods and the funding of the financing arrangements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company is one of the leading behavioral health managed care companies in the United States, arranging for a full spectrum of behavioral healthcare services on a nationwide basis. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services. The Company provides managed behavioral healthcare services through a systematic clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an effective and cost-efficient manner. The Company manages behavioral healthcare programs for approximately 850 payors across all segments of the healthcare industry, including health maintenance organization ("HMOs"), Blue Cross Blue Shield organizations and other insurance companies, corporations and labor unions, Federal, state and local governmental agencies, and various state Medicaid programs.

Three Months Ended June 30,  1997 Compared to Three Months Ended June 30, 1996

Revenue. Revenue increased by $32.6 million, or 29.3%, to $143.8 million for the three months ended June 30, 1997 from $111.2 million for the three months ended June 30, 1996. Of this increase, $22.2 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $24.1 million was attributable to new customers commencing service in the current quarter, a significant portion of which was derived from the Company's contract relating to the Civilian Health and Medical Program of the Uniformed Services ("Champus") for Champus Regions 7 and 8, under which services commenced on April 1, 1997. This revenue increase was partially offset by a $13.7 million decrease in revenue as a result of the termination of certain contracts, $6.2 million of which was due to terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

Direct Service Costs. Direct service costs increased by $30.2 million, or 35.0%, to $116.6 million for the three months ended June 30, 1997 from $86.4 million for the three months ended June 30, 1996. As a percentage of revenue, direct service costs increased from 77.7% in the prior year period to 81.1% in the current year period. The increase was primarily due to the anticipated lower than average direct profit margin earned on the Company's contract relating to the State of Tennessee's "TennCare Partners Program" and a Medicaid program in the Commonwealth of Pennsylvania. Under the TennCare Partners Program, services under which commenced in the fourth quarter of fiscal 1996, the Company (together with a local Tennessee partner) provides mental health and substance abuse managed care services to approximately 500,000 Medicaid-eligible and uninsured individuals residing in the State of Tennessee. In light of the significance of the contract to the Company's overall revenue base and the unusual structure of the TennCare Partners Program, the Company expects unfavorable year over year direct cost percentage comparisons for the remainder of fiscal 1997. Furthermore, on February 1, 1997, the Company commenced providing mental health and substance abuse services to approximately 40,000 Medicaid-eligible beneficiaries residing in the County of Delaware of the Commonwealth of Pennsylvania. The direct profit margin under such program is contractually limited to an amount which is significantly lower than the average direct profit margin of the Company's overall business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 0.6%, to $17.4 million for the three months ended June 30, 1997 from $17.3 million for the three months ended June 30, 1996. As a percentage of revenue, selling, general and administrative expenses decreased from 15.6% in the prior year period to 12.1% in the current year period as a result of these expenses being allocated over a larger revenue base. In particular, the TennCare Partners and the Delaware County programs described above are large, self-contained programs requiring minimal incremental selling, general and administrative expenses or operational support from the Company, thereby mitigating, in large part, the effects of their lower than average direct service cost margins.

Amortization of Intangibles. Amortization of intangibles increased by $0.2 million, or 3.1%, to $6.7 million for the three months ended June 30, 1997 from $6.5 million for the three months ended June 30, 1996. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisition of ProPsych, Inc.

Other Income (Expense). For the three months ended June 30, 1997, other income and expense consisted of (i) interest expense of $6.2 million related to debt incurred as a result of the merger of the Company with MDC Acquisition Corp. on October 6, 1995 (the "Merger"); and (ii) interest and other income of $0.8 million relating primarily to investment earnings on the Company's short-term investments and restricted cash and investment balances. Both interest expense and interest income were relatively unchanged from the prior year period.

Income Taxes. The Company recorded a benefit for income taxes during the three months ended June 30, 1997 based upon the Company's pre-tax loss in such period.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

Revenue. The Company's revenue increased by $71.3 million, or 21.4%, to $405.1 million for the nine months ended June 30, 1997 from $333.8 million for the nine months ended June 30, 1996. Of this increase, $74.1 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $39.1 million was attributable to new customers commencing service in the current nine month period. This revenue increase was partially offset by a $41.9 million decrease in revenue as a result of the termination of certain contracts, $28.7 million of which was due to terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

Direct Service Costs. Direct service costs increased by $65.0 million, or 24.7%, to $327.7 million for the nine months ended June 30, 1997 from $262.7 million for the nine months ended June 30, 1996. As a percentage of revenue, direct service costs increased from 78.7% in the prior year period to 80.9% in the current year period. The increase was due to the anticipated lower than average direct profit margin earned on the TennCare Partners and the Delaware County programs described above, partly offset by a year over year decline in healthcare utilization in the Company's overall business. In addition, the Delaware County program replaced a program under which beneficiaries previously received their mental health benefit through membership in various HMO's servicing this area. Direct profit margins under contracts that the Company held with certain of these HMO's, which terminated or membership in which decreased substantially as a result of this program, were higher than the direct profit margins for the Delaware County carve-out program and the Company's overall average direct profit margins. Excluding the effect of the TennCare Partners and the Delaware County contracts, however, the Company experienced a decline in the direct service cost percentage as a result of overall lower healthcare utilization in the current nine month period as compared to the prior year period, due to the Company's continued development and deployment of alternative treatment programs designed to achieve more cost-effective treatment and the Company's increased focus on clinical care techniques directed at patients requiring more intensive treatment services. Also positively impacting the direct cost percentage was the effect of a nationwide recontracting program with providers which began in the second quarter of fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 5.1%, to $49.7 million for the nine months ended June 30, 1997 from $47.3 million for the nine months ended June 30, 1996. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of both the Company's national service center ("National Service Center") located in St. Louis, Missouri, and the Company's headquarters located in Park Ridge, New Jersey, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses decreased from 14.2% in the prior year period to 12.3% in the current year period primarily as a result of these expenses being allocated over a larger revenue base. In particular, as noted above, the TennCare Partners and the Delaware County programs require minimal incremental selling, general and administrative expenses or Company operational support, thereby mitigating, in large part, the effects of their lower than average direct service cost margins described above.

Amortization of Intangibles. Amortization of intangibles increased by $0.8 million, or 4.1%, to $20.1 million for the nine months ended June 30, 1997 from $19.3 million for the nine months ended June 30, 1996. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisition of ProPsych, Inc.

Other Income (Expense). For the nine months ended June 30, 1997, other income and expense consisted of (i) interest expense of $18.7 million related to debt incurred as a result of the Merger, and (ii) interest and other income of $2.4 million relating primarily to investment earnings on the Company's short-term investments and restricted cash and investment balances. The year over year increase in interest expense of $1.0 million was primarily attributable to the full period impact of (i) the indebtedness incurred on October 6, 1995 by the Company in connection with the Merger; and (ii) the Company's 11 1/2% Senior Subordinated Notes due 2005 (the "Notes") which bore interest at a higher rate than the bridge financing facility that the Notes replaced. The year over year increase in interest income of $0.4 million was primarily attributable to both an increase in average invested cash balances as compared to the prior year period and interest earned on advances to certain joint ventures.

Income Taxes. The Company recorded a benefit for income taxes during the nine months ended June 30, 1997 based upon the Company's pre-tax loss in such period.

Liquidity and Capital Resources

General. For the nine months ended June 30, 1997, operating activities provided cash of $20.6 million, investing activities used cash of $20.6 million and financing activities provided cash of $5.8 million, resulting in a net increase in cash and cash equivalents of $5.8 million. Investing activities in the current nine month period consisted principally of (i) capital expenditures of $17.0 million related primarily to the continued development of the Company's new information systems and expansion of the Company's National Service Center; and (ii) expenditures of $4.1 million for the purchase of short-term investments made to satisfy contracts held by the Company.

Senior Indebtedness. As of June 30, 1997, $40.0 million of revolving loans and $8.1 million of letters of credit were outstanding under the revolving credit facility of the Company's Credit Agreement with The Chase Manhattan Bank, N.A. (the "Senior Credit Facility") and approximately $36.9 million was available for future borrowing.

Adjusted EBITDA. Adjusted EBITDA, a financial measure used in the Senior Credit Facility and the indenture for the Notes (the "Indenture"), increased by $2.7 million, or 24.5%, to $13.7 million for the three months ended June 30, 1997 from $11.0 million for the three months ended June 30, 1996. For the nine months ended June 30, 1997, Adjusted EBITDA increased by $5.7 million , or 17.1%, to $39.1 million from $33.4 million for the comparable period in the prior year.

Cash in Claims Funds and Restricted Cash. As of June 30, 1997, the Company had total cash and investment balances (including cash equivalents) of $61.0 million, of which $41.1 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $3.7 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of June 30, 1997, the Company also held surplus cash balances, classified as cash and cash equivalents and short-term investments, as required by the contracts held by the Company relating to Medicaid program for the State of Iowa and the TennCare Partners and Delaware County Medicaid programs described above.

Availability of Cash. Prior to the Merger, the Company had funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck & Co., Inc. The Company currently and in the future expects to finance its capital requirements through existing cash balances, cash generated from operations and borrowings under the revolving credit facility of the Senior Credit Facility. Based upon the current level of cash flow from operations and anticipated growth, the Company believes that available cash, together with available borrowings under the revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness for the foreseeable future.

Acquisition of CMG Health, Inc. On July 14, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire all of the capital stock of CMG Health, Inc. ("CMG"). Pursuant to the Agreement, the acquisition will be effected through a merger of an affiliate of the Company with CMG, as a result of which CMG will become a wholly owned subsidiary of the Company. The Agreement provides that holders of CMG's common and preferred stock will receive, in the aggregate, at closing (1) approximately $51.5 million in cash (subject to certain adjustments), (2) 750,000 shares of MBC common stock and (3) rights to receive certain additional cash and stock consideration based upon future events and the post-closing financial performance of CMG. The Chase Manhattan Bank, the agent for the Company's existing senior credit facility, has committed to provide the funding to make the cash payments required in connection with the acquisition (including related fees and expenses). The merger is subject to certain conditions, including the expiration of antitrust regulatory waiting periods and the funding of the financing arrangements.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York (the "District Court") against nine behavioral health managed care organizations, including the Company (collectively, "Defendants") entitled Edward M. Stephens, Jose A. Yaryura-Tobias, Judith Green, Ph.D., Fugen Neziroglu, Ph.D., Ona Robinson, Ph.D., Laurie A. Baum, C.S.W., Agnes Wohl, C.S.W., and The On-Step Institute For Mental Health Research, Inc., individually and on behalf of all others similarly situated, v. CMG Health, FHC Options, Inc., Foundation Health PsychCare Services, Inc., Green Spring Health Services, Inc., Human Affairs International, Inc., Merit Behavioral Care Corp., MCC Behavioral Care Inc., United Behavioral Systems, Inc., and Value Behavioral Health, Inc., 96 Civ. 7798 (KMW). The complaint alleges that Defendants violated section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from mental healthcare providers such as plaintiffs. The complaint further alleges that Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. In January 1997, Defendants filed a motion to dismiss the complaint. On July 21, 1997, a court-appointed magistrate judge issued a report and recommendation to the District Court recommending that Defendants' motion to dismiss the complaint with prejudice be granted. On August 5, 1997, plaintiffs filed objections to the magistrate judge's report and recommendation; such objections have not yet been heard. The Company intends to vigorously defend itself in this litigation. However, there can be no assurance that the outcome of this litigation will be favorable to the Company. An unfavorable outcome could have a material adverse effect on the Company.

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







Date: August 14, 1997                      Merit Behavioral Care Corporation



                                       By:      /s/ John A. Budnick III
                                          ___________________________________
                                          John A. Budnick III
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer,
                                           Accounting Officer and
                                           Duly Authorized Officer)