Form 10-K
period 1997-09-30
MERIT BEHAVIORAL CARE CORP
filed 1997-12-30
CIK 1005530

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to _______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The only class of voting securities of the Registrant is its common stock, par value $.01 per share (the "Common Stock"), 19.5% of which is held by non-affiliates of the Registrant. The Common Stock is not registered under the Securities Act of 1933, as amended (the "Securities Act"), is not publicly traded and does not have a quantifiable market value.

The number of shares of the Common  Stock  outstanding  as of  December 1, 1997:
29,396,158.

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents filed by the Company with the Securities and Exchange Commission are incorporated herein by reference and shall be deemed a part hereof: (i) the Company's Registration Statement on Form S-4 (No. 33-80987) under the Securities Act; (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (as amended); (iii) the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996; and (iv) the Company's Current Reports on Form 8-K filed on July 18, 1997, September 17, 1997, October 29, 1997 and November 19, 1997.

                                         MERIT BEHAVIORAL CARE CORPORATION
                                                    FORM  10-K

                                                 TABLE OF CONTENTS

                                                                                                               Page
PART I

         Item 1.           Business........................................................................... 3
         Item 2.           Properties.........................................................................27
         Item 3.           Legal Proceedings................................................................. 27
         Item 4.           Submission of Matters to a Vote of Security Holders............................... 29


PART II

         Item 5.           Market for Registrant's Common Stock and Related
                             Stockholder Matters...............................................................29
         Item 6.           Selected Financial Data.............................................................29
         Item 7.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations...............................................32
         Item 8.           Financial Statements and Supplementary Data.........................................40
         Item 9.           Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosures..............................................40

PART III

         Item 10.          Directors and Executive Officers of the Registrant..................................41
         Item 11.          Executive Compensation..............................................................44
         Item 12.          Security Ownership of Certain Beneficial Owners
                             and Management....................................................................53
         Item 13.          Certain Relationships and Related Transactions......................................54


PART IV

         Item 14.          Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K...............................................................57

SIGNATURES.....................................................................................................61


                               PART I
----------------------------------------------------------------------


Item 1.   Business

GENERAL

         Merit Behavioral Care Corporation ("MBC" or the "Company") is one of the leading behavioral health managed care companies in the United States, arranging for the provision of a full spectrum of behavioral healthcare services on a nationwide basis. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services. The Company provides behavioral health managed care services through a systematic clinical approach with the objective of diagnosing problems promptly and designing treatment plans to ensure that patients receive the appropriate level of care in an efficient and cost-effective manner. The Company manages behavioral healthcare programs for its payor customers across all segments of the healthcare industry, including health maintenance organizations ("HMOs"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies, and various state Medicaid programs. The Company's programs covered more than 20 million people as of September 30, 1997.

         The Company's clinical care program includes the use of intake coordinators and professional case managers who coordinate and manage the delivery of treatment services. The Company offers a full continuum of behavioral healthcare services through contractual arrangements with approximately 37,000 third-party network providers and approximately 3,300 third-party treatment facilities, as well as approximately 160 "staff providers" employed by professional corporations (the "Professional Corporations") which provide treatment services principally on behalf of the Company. The Company's third-party network and staff providers include psychiatrists, psychologists, licensed clinical social workers, marriage, family and child therapists,
licensed  clinical  professional  counselors  and  nurses.   Treatment  services
arranged for and managed by MBC include outpatient care programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home- and community-based programs and rehabilitative and support services).

         On June 30, 1995, the Company and Medco Containment Services, Inc. ("Medco Containment"), the Company's previous owner, entered into an Agreement and Plan of Merger (as amended, the "1995 Merger Agreement") with MDC Acquisition Corp. ("MDC"), a company formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Pursuant to the 1995 Merger Agreement, on October 6, 1995, MDC was merged with and into the Company (the "1995 Merger"), with the Company continuing as the surviving corporation. Upon completion of the 1995 Merger, which was accounted for as a recapitalization, Medco Containment, a subsidiary of Merck & Co., Inc. ("Merck"), retained 15.0% of the Common Stock of the post-merger Company, and affiliates of KKR and members of MBC management (together with related entities) owned approximately 73.9% and 11.1%, respectively, of the post-merger Common Stock. On September 12, 1997, the Company acquired CMG Health, Inc. ("CMG"), a national managed behavioral healthcare company providing services to over 2.5 million people.

     The principal executive offices of the Company are located at One Maynard Drive, Park Ridge, New Jersey 07656 and the Company's telephone number at that address is (201) 391-8700. Unless the context indicates otherwise, all references to the "Company" or "MBC" shall mean Merit Behavioral Care Corporation and its consolidated subsidiaries.

PROPOSED MERGER WITH MAGELLAN HEALTH SERVICES, INC.

         On October 24, 1997, the Company and Magellan Health Services, Inc. ("Magellan") entered into an Agreement and Plan of Merger (the "Magellan Merger Agreement"), which provides that, subject to the fulfillment of certain conditions, a subsidiary of Magellan will merge (the "Magellan Merger") with and into the Company. As a result of the Magellan Merger, the Company will become a wholly owned subsidiary of Magellan. Under the terms of the Magellan Merger Agreement, Magellan will acquire all of the Company's outstanding stock and other equity interests for approximately $458.3 million in cash, subject to certain adjustments. In addition, all options outstanding under the Company's stock option plans will fully vest or otherwise become exercisable and be converted into cash upon closing of the transaction. Completion of the Magellan Merger is subject to a number of conditions, including Magellan's receipt of sufficient financing for the transaction, the receipt of certain healthcare and insurance regulatory approvals, and other conditions. One such condition, the expiration of the waiting period under the Hart- Scott-Rodino Antitrust Improvements Act of 1974, has been satisfied. In connection with the execution of the Magellan Merger Agreement, holders of more than 90% of the outstanding Common Stock of MBC have agreed to vote in favor of the Magellan Merger pursuant to Stockholder Support Agreements entered into with Magellan. The combined company will be the nation's largest provider of managed behavioral healthcare services, with an estimated 52.8 million covered lives under contract, and will manage behavioral healthcare programs for over 4,000 customers. It is expected that the Magellan Merger will close in the first calender quarter of 1998.

         Consummation of the Magellan Merger and the related financing arrangements would result in events of default under the Indenture, dated as of November 22, 1995, as supplemented (the "Indenture"), by and between the Company and Marine Midland Bank, as trustee, under which the Company's outstanding 11 1/2 Senior Subordinated Notes due 2005 (the "Notes") were issued. In connection with the Magellan Merger and as a condition for Magellan to obtain the financing for the Magellan Merger, the Company intends to refinance the Notes. No assurance can be given that such refinancing will occur or that the Magellan Merger will be consummated.

BEHAVIORAL HEALTH MANAGED CARE INDUSTRY

Overview

         Behavioral healthcare costs have increased significantly in the United States in recent years. According to industry sources, the direct medical costs of behavioral health problems, combined with the indirect costs, such as lost productivity due to mental illness and alcohol and drug abuse, were estimated at more than $300 billion in 1990. In addition, according to industry sources, direct behavioral healthcare treatment costs in 1995 amounted to approximately $80 billion, or 8% of total healthcare industry spending. In response to these escalating costs, behavioral health managed care companies, such as MBC, have been formed. These companies focus on care management techniques with the goal of improving early access to care, assuring an effective match between the patient and the behavioral healthcare provider's specialty, and arranging for the provision of an appropriate level of care in a cost-efficient and effective manner. As behavioral health managed care companies have expanded access to a full continuum of care, the result has been a significant decrease in occupancy rates and average lengths of stay for inpatient facilities and an increase in outpatient treatment and alternative care services.

         According to Open Minds, a leading behavioral healthcare industry publication, as of January 1997, approximately 149 million beneficiaries were covered by some form of specialty behavioral health managed care plan (i.e., a program typically operated by a vendor specializing in behavioral health managed care services). This figure has grown from approximately 78 million beneficiaries in 1992, representing an approximate 14% compound annual growth rate.

Segmentation

         Open  Minds  divides  the  behavioral   healthcare  industry  into  the
following categories of care, based on services provided, extent of care management and level of risk assumption:

                                                                                         Beneficiaries
                                                                                             (In                 Percent
     Category of Care                                                                      Millions)(1)          of Total
----------------------------------------------------------------------------------------  ---------------      -----------
Utilization Review/Care Management Programs................................                   39.2                26.3%
Non-Risk-Based Network Programs............................................                   32.0                21.4
Risk-Based Network Programs................................................                   38.9                26.1
Employee Assistance Programs (EAPs)........................................                   28.3                19.0
Integrated Programs........................................................                   10.7                 7.2
  Total....................................................................                  149.1               100.0%

------------
 (1) Source: Open Minds: Managed Behavioral Health Market Share in the United States, 1997-1998,
Gettysburg, Pennsylvania (1997).

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

         Integrated Programs. EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with behavioral health managed care programs through "integrated" product offerings. Integrated programs offer employers comprehensive management and treatment of all aspects of behavioral healthcare by consolidating EAP and managed care services into a single program.

Areas of Growth

         Management believes that the behavioral health managed care industry is growing across all customer segments as payors of behavioral healthcare benefits are seeking to reduce the costs of treatment and shift the responsibility for such costs to other entities while maintaining high quality care. Management believes that a number of opportunities exist in the behavioral health managed care industry for future growth, primarily for risk-based products, but also for Medicaid and Medicare recipients and uninsured individuals.

         Risk-Based Products. According to Open Minds, industry enrollment in risk-based (capitated) products has grown from approximately 14 million covered lives in 1993 to approximately 38.9 million covered lives in 1997, a compound annual growth rate of over 29%. Despite this growth, according to Open Minds, only approximately 26% of total managed behavioral healthcare covered lives are enrolled in risk-based products. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care.

         Medicaid Recipients. Medicaid is a joint state and federally funded program to provide healthcare benefits to an estimated 36 million low income individuals, including welfare recipients. According to the Health Care Financing Administration ("HCFA") of the United States Department of Health and Human Services (the "Department"), federal and state Medicaid spending increased from $65 billion in 1990 to $165 billion in 1996, at an average annual rate of approximately 16%, almost twice as fast as the annual increase in overall healthcare spending. Furthermore, according to HCFA, from 1991 to 1996, the number of Medicaid beneficiaries covered under full managed contracts has grown at a compound annual rate of approximately 38% per year. The Balanced Budget Act of 1997 (the "Budget Act"), passed by Congress in August 1997, is expected to slow the growth of Medicaid spending by accelerating the trend of state Medicaid programs toward shifting beneficiaries into managed care programs in order to control rising costs.

         Despite the recent percentage increase in managed care enrollment of Medicaid beneficiaries, Medicaid managed care enrollment as a percentage of all Medicaid beneficiaries remains small. As of June 1996, according to the National Institute for Health Care Management, only approximately 35% of all Medicaid beneficiaries were enrolled in some form of managed care program, and less than 7% were enrolled in risk-based programs. The Company expects the number of Medicaid recipients enrolled in managed behavioral healthcare programs to increase through two avenues: (i) subcontracts with HMOs and (ii) direct contracts with state agencies. As HMOs increase their penetration of the Medicaid market, the Company expects that many HMOs will continue to (or begin to) subcontract with managed behavioral healthcare companies to provide services for Medicaid beneficiaries. State agencies have also begun to contract directly with managed behavioral healthcare companies to provide services to their Medicaid beneficiaries. Iowa, Massachusetts, Nebraska, Maryland, Tennessee and Montana have decided to "carve out" behavioral healthcare from their overall Medicaid managed care programs and have contracted or are expected to contract directly with managed behavioral healthcare companies to provide such services. The provisions of the Budget Act related to Medicaid give the states broad flexibility to require most Medicaid beneficiaries to enroll in managed care organizations that only do business with the Medicaid program, without obtaining a waiver from the Secretary of the Department that was required under former law.

         Medicare Beneficiaries. Medicare is a federally funded healthcare program for the elderly. Medicare has experienced an increase in its beneficiary population over the past several years, as well as rapidly escalating healthcare costs. According to HCFA, as of January 1, 1997, only approximately 4.9 million, or 13%, of the approximately 38 million eligible Medicare beneficiaries were enrolled in managed care programs. Although enrollment has increased from approximately 7% of the eligible Medicare beneficiaries in 1993, it is still considerably below that of the commercial population. The provisions of the Budget Act related to Medicare would achieve the projected savings in Medicare expenditures by, among other things, changes in managed care programs designed to increase enrollment in managed care plans. The increase in Medicare enrollment would be achieved, in part, by allowing provider-sponsored organizations and PPOs to compete with Medicare HMOs for Medicare enrollees.

         Uninsured Individuals. Approximately 42 million people, or 16% of the nation's total population, are not covered by any form of health insurance. Recently, certain states have enacted mandatory health insurance programs that automatically enroll all uninsured persons in managed care plans. To the extent that managed care plans increase their penetration among this large uninsured population, the Company believes that uninsured individuals will continue to represent an opportunity for growth among behavioral health managed care companies.

GROWTH STRATEGY

         The Company's objective is to expand its presence in both existing and new behavioral health managed care programs by building on MBC's (i) proven clinical care methodology, (ii) leading position and experience in managing capitated programs, (iii) diverse and expanding customer base, particularly with respect to HMOs and corporations, and (iv) experienced and clinically-oriented management team. As part of its strategy, the Company intends to:

         Continue to Pursue Capitated Contracts. Management believes MBC is the leading provider of capitated managed care programs. As of January 1997, according to Open Minds, only 27% of all beneficiaries covered by specialty behavioral health managed care programs were enrolled in risk-based or capitated programs. The Company believes that the market for capitated managed care services will continue to increase at a more rapid rate than the overall market for behavioral health managed care services because capitated compensation arrangements allow payors to reduce their risk with respect to the cost of providing behavioral healthcare services while continuing to provide access to high quality care. Management believes that MBC's past experience and success in managing capitated contracts for HMOs, corporations and other payors, as well as its status as the leading provider of capitated products, will enable MBC to benefit from the expected growth in capitated programs.

         Increase Penetration of Medicaid Sector. The Company believes that the Medicaid sector offers a significant opportunity for growth in the behavioral health managed care industry over the near term. Management believes that as more state governmental agencies turn to managed care organizations to administer their Medicaid programs, MBC's expertise in managing capitated programs, its experience in managing Medicaid populations and its existing business relationships with HMOs, place the Company in a position to capitalize on this potential growth opportunity. MBC currently manages care for Medicaid beneficiaries in connection with, among other programs, the State of Iowa's Mental Health Access Program (the "Iowa Medicaid Program"), the State of Tennessee's TennCare Partners Program ("TennCare") and the State of Montana's Mental Health Access Plan.

PROGRAMS AND SERVICES

         The following table sets forth the number of beneficiaries covered by MBC for each type of program offered as of September 30, 1997, and the revenue attributable to each such program in fiscal 1997:

Programs                                          Beneficiaries          Percent           Revenue     Percent
                                                               (In Millions, Except Percentages)
Risk-Based Programs......................             10.6               51%             $ 423.5          76%
EAPs.....................................              5.0               24                 55.3          10
Integrated Programs......................              2.5               12                 42.9           8
ASO Programs.............................              2.7               13                 15.4           3
Other....................................                -                -                 18.6           3

  Total..................................             20.8              100%             $ 555.7         100%

         Risk-Based Programs. Under the Company's risk-based or "capitated" programs, the Company typically arranges for the provision of a full range of outpatient, intermediate and inpatient treatment services to beneficiaries of its customers' healthcare benefit plans, primarily through fee arrangements in which MBC assumes all or a portion of the responsibility for the cost of providing such services. The Company arranges for the provision of treatment services pursuant to a managed network model, under which care is delivered by third-party network providers and, where appropriate, the Company's staff providers. Management believes that the Company's mix of third-party network and staff providers, as well as its experience in pricing capitated contracts and managing the provision of care, allows it to structure programs to meet a customer's specific healthcare benefits requirements.

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

         Integrated Programs. Under its integrated programs, the Company typically establishes an EAP to function as the "front end" of a managed care program that provides a full range of services, including more intensive treatment services not covered by the EAP. The Company usually manages the EAP and accepts all or some of the responsibility for the cost of any additional treatment required upon referral out of the EAP, thus integrating the two products and using both MBC's case management and clinical care techniques to manage the provision of care.

         ASO Programs. Under its ASO programs, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services.

CUSTOMERS, CONTRACTS AND MARKETING

Customers

         The following table sets forth the number of beneficiaries covered by MBC in each of its market segments as of September 30, 1997 and the revenue attributable to each such segment for fiscal 1997:

     Market                                          Beneficiaries          Percent           Revenue        Percent
                                                                      (In Millions, Except Percentages)
Corporations and Labor Unions............                 7.8              37%                 $105.0          19%
HMOs(1)..................................                 6.2              30                   151.3          27
Blue Cross/Blue Shield and
     Insurance Companies.................                 3.5              17                   105.7          19
Medicaid Programs........................                 1.0               5                   136.5          25
Governmental Agencies
      (including CHAMPUS)................                 2.3              11                    40.1           7
Other....................................                   -               -                    17.1           3
Total....................................                20.8             100%                $ 555.7         100%

 ---------------
(1) For purposes of this table, the HMO segment excludes HMOs that focus on Medicaid, Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") or state employee plan beneficiary populations.

Contracts

         The Company's contracts with customers typically have terms of one to five years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including the Company's agreement with the State of Iowa for the Iowa Medicaid Program (the "Iowa Mental Health Contract"), the Company's contract relating to the TennCare program, the Company's contract relating to the State of Montana's Mental Health Access Plan and the Company's contracts in connection with the Empire Joint Venture (as described below), are terminable without cause by the customer either upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contracts and subcontract arrangements with HMOs, generally are conditioned upon financial appropriations by one or more governmental agencies. These contracts generally can be terminated or modified by the agency or HMO, as applicable, if such appropriations are not made. In the ordinary course of business, the Company's business arrangements with certain customers may continue beyond expiration of the stated term of the applicable contracts while the terms of new or renewed contracts are being negotiated. In such cases, the customer may terminate the arrangements at any time.

Marketing and Sales

         The Company markets its services through its three operating divisions:
(i) the Employer and Union Division; (ii) the HMO/Insurance Division; and (iii) the Public Sector Division (including Medicaid and Medicare). Each of these three operating divisions, organized by the type of customer to be served, is overseen by a President who reports to MBC's President and Chief Operating
Officer. For each specific industry segment, the Company employs integrated teams of Sales Managers and Account Managers who work under the supervision of the operating division President for that market. The Sales Managers and the Account Managers, together with the Company's clinical management organization, work closely to ensure that new customer programs are implemented successfully, services delivered meet contract specifications and customer and member concerns are promptly and effectively addressed.

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

RECENT ACQUISITION OF CMG HEALTH, INC.

         In September 1997, the Company acquired all of the capital stock of CMG Health, Inc. ("CMG"), a national behavioral health managed care company. The acquisition was effected through the merger of a subsidiary of the Company with CMG, as a result of which CMG became a wholly owned subsidiary of the Company. The holders of CMG's common stock received approximately $48.7 million in cash, 739,358 shares of Common stock and rights to receive certain additional cash and stock consideration based upon future events and the post-closing financial performance of CMG. The Company financed the acquisition by executing an extension of its existing credit facility. CMG was founded in 1986, and prior to its acquisition by the Company, served over 2.5 million lives on behalf of more than 20 clients through a network consisting of approximately 7,600 providers in 34 states. The acquisition of CMG expands MBC's presence in the provision of behavioral health services to three key behavioral healthcare sectors: Medicaid carve-out programs, CHAMPUS programs and HMO products. CMG arranges for the provision of mental health services for Medicaid-eligible and other lower income residents in the State of Montana under that state's Mental Health Access Plan. In addition, CMG is also a provider of mental health benefits to CHAMPUS beneficiaries in CHAMPUS Regions 3 and 4 through Choice Behavioral Healthcare

Partnership, in which CMG is a 50% partner. CMG also provides behavioral healthcare services to more than 20 HMOs, including Humana Inc., in various regions of the United States.

OTHER RECENT ACQUISITIONS, JOINT VENTURES AND SIGNIFICANT
TRANSACTIONS

         Empire. In September 1995, the Company invested $12.0 million to acquire an 80% interest in a five-year joint venture (the "Empire Joint Venture") with Empire Blue Cross and Blue Shield ("Empire") to provide behavioral health managed care services in 28 counties in the State of New York to approximately 750,000 enrollees as of September 30, 1995. After the repayment of the Company's initial investment and the direct payment by Empire to the Company of certain administrative fees, risk charges and other amounts, the profits of the Empire Joint Venture will be distributed 80% to MBC and 20% to Empire. In connection with the Empire Joint Venture, Empire has the right at any time to require the Company to purchase Empire's interest therein at a cash price equal to the fair market value of such interest. In addition, Empire may terminate the Empire Joint Venture at any time for convenience on written notice to the Company and upon payment to the Company of a specified portion of the Company's $12.0 million investment (which portion declines over time and as repayments of such investment are made to MBC during the life of the venture), together with up to $2.0 million of expenses incurred by the Company in connection with the termination of the venture. In March 1997, the term of the Empire Joint Venture was extended to eight years, subject to the termination rights described above.

         Choate. In October 1995, the Company acquired Choate Health Management, Inc. and certain related entities (collectively, "Choate"), a Massachusetts-based integrated behavioral healthcare organization, for $8.7 million in cash at closing plus $1.3 million paid in July 1997. In September 1997, the Company sold Choate to UHSMS, Inc., an affiliate of Universal Health Services, Inc., for approximately $4.8 million. The Company recognized a pre-tax loss of approximately $6.9 million in connection with the transaction.

         ProPsych. In December 1995, the Company acquired ProPsych, Inc. ("ProPsych"), a Florida-based behavioral health managed care company. The Company acquired ProPsych for an initial payment of $0.1 million, a payment of $2.9 million in January 1996 and a final payment of $0.4 million in November 1996.

         Royal Health Care. In January 1996, the Company formed a joint venture with the hospital sponsors of Neighborhood Health Providers LLC ("NHP") under the name "Royal Health Care LLC" ("Royal"), in which each of the Company and NHP holds 50% of the equity interests. In addition, MBC, NHP and Empire have formed a second joint venture company, Empire Community Delivery Systems LLC ("ECDS"), in which MBC, NHP and Empire hold 16 2/3%, 16 2/3% and 66 2/3%, respectively, of the equity interests. Empire and ECDS have entered into an agreement under which ECDS will exclusively manage and operate, on behalf of Empire, healthcare benefit programs (covering all services except behavioral healthcare and vision care) in the five New York City boroughs for Medicaid beneficiaries enrolled in Empire plans. Each of Empire, MBC and NHP will provide specified administrative and management services to ECDS to support its delivery of services to Empire under such agreement. Moreover, each of ECDS and Royal will hold specified equity interests in certain independent practice associations (IPAs) providing treatment services to the Empire Medicaid beneficiaries. In addition, Empire has entered into an agreement with the Empire Joint Venture (80% of which is owned by the Company, as described above) to exclusively provide all behavioral healthcare services in New York City to such Empire Medicaid enrollees. The Royal and ECDS joint ventures and related agreements have five-year terms, with up to three five-year renewals (subject to applicable regulatory approvals). Each such venture and the behavioral health agreement also contains customary termination provisions.

         Prudential. In June 1996, the Company entered into an Alliance Agreement (the "Alliance Agreement") with The Prudential Insurance Company of America ("Prudential"), under which Prudential selected the Company to provide behavioral health managed care services to enrollees in specified Prudential health benefit plans in certain areas of the country. The Alliance Agreement contemplates that Prudential, from time to time, will designate geographic areas in which the Company will provide such services. Pursuant to the Alliance Agreement, to date the Company has been selected to service Prudential enrollees in New York State, Connecticut and New Jersey (the "TriState Area"), North Texas, Oklahoma City, Oklahoma, St. Louis and Southern Illinois (the "St. Louis Area"), and Delaware and Pennsylvania (the "Delaware Valley Area"). The Company commenced providing services under the program for North Texas August 1, 1996, the TriState Area September 5, 1996, Oklahoma City on July 1, 1997, the St. Louis Area on September 1, 1997, and the Delaware Valley Area on November 1, 1997. The Alliance Agreement has an initial term of three years and six months (expiring December 31, 1999), and will be automatically renewed for a period of two years unless either party notifies the other that it does not intend to renew. The Alliance Agreement is subject to certain rights of termination in favor of Prudential, including the right to terminate upon certain change of control transactions (including the Magellan Merger). Pursuant to a separate agreement with Prudential, the Company assumed the responsibility for providing services to those Prudential members currently serviced through Prudential's service center operations in Houston, Texas. The Houston program commenced August 1, 1996.

         TennCare. In July 1996, the State of Tennessee implemented the TennCare program, a mental health and substance abuse benefits program servicing principally Medicaid eligibles and uninsured individuals residing in the State. Two behavioral health organizations ("BHOs") were selected to provide services in connection with such program. One such BHO is comprised of the Company and Tennessee Behavioral Health, Inc. ("TBH"), a behavioral health company located in Knoxville, Tennessee (the "TBH-MBC BHO"), and served approximately 500,000 members as of September 30, 1997. The Company and TBH are parties to an agreement (the "BHO Agreement") under which they operate a joint program to service TennCare beneficiaries through such BHO. Under the BHO Agreement, the Company shares in 51%, and TBH shares in 49%, of the profits and losses from their joint operation of the program, and each of the Company and TBH holds one-half of the voting power on all program decisions. The BHO Agreement provides that the TBH-MBC BHO will remain in effect until the earlier of (i) the termination of the TennCare program or (ii) the fourth anniversary of the BHO Agreement. The TennCare program commenced July 1, 1996. The current term of the TennCare program is 18 months commencing July 1, 1997 and automatically renews for successive 12-month periods unless either party gives notice of its intention not to renew. The contract between the State and TBH, however, is subject to certain rights of termination in favor of the State, including the right to terminate for convenience.

         CHAMPUS Regions 7 and 8. In August 1996, TriWest Healthcare Alliance Corp. ("TriWest"), with which the Company previously entered into a Services Agreement (the "Services Agreement") to provide behavioral health managed care services as TriWest's subcontractor, entered into a prime contract with the Office of CHAMPUS ("OCHAMPUS") to provide services to CHAMPUS beneficiaries in certain geographic areas, principally in the southwest and midwestern United States, designated as CHAMPUS Regions 7 and 8. This CHAMPUS program commenced April 1, 1997 and services approximately 740,000 beneficiaries in such regions. The Services Agreement has a term which is coterminous with that of TriWest's prime contract, which has a term of one year with four option periods exercisable by OCHAMPUS. The prime contract, however, is subject to certain rights of termination in favor of OCHAMPUS, including the right of OCHAMPUS to terminate such contract for convenience.

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

         National Committee for Quality Assurance. The National Committee for Quality Assurance ("NCQA"), an independent national managed care accreditation organization, has established operating standards for independent evaluation of the quality of care and services provided to enrolled members in managed care insurance plans (primarily HMOs). Currently, MBC participates in NCQA audits in connection with certain HMO customers. Although NCQA has yet to release its standards for managed care arrangements with managed care plans other than HMOs, the Company's non-HMO clients are increasingly expecting MBC to demonstrate compliance with existing NCQA standards.

         MBC has initiated the process to become accredited as a managed behavioral healthcare organization ("MBHO") under NCQA standards by filing the requisite corporate application and undergoing an NCQA corporate audit. The corporate survey focused on policy, standards and corporate oversight processes. NCQA's 1998 regional surveys will focus on direct care and service processes. While the corporate audit does not generate an independent accreditation score, MBC's corporate compliance assessment will be integrated with regional compliance to determine regional accreditation.

         A regional pre-assessment audit is anticipated to be conducted for MBC's New York metropolitan area operation in the late spring of 1998, with the accreditation survey scheduled for fall of 1998. The regional pre-assessment audit will not yield a score, but will provide MBC with NCQA's assessment of the Company's readiness for the actual survey. The accreditation survey is generally conducted 4-6 months following the pre-assessment audit.

Due to contractual requirements, the Company has also applied for accreditation surveys in Florida and Kentucky. Expected surveys for both states are scheduled for September 1998, with results expected approximately 90 days thereafter. Failure by MBC to obtain NCQA MBHO accreditation could have a material adverse effect on the Company.

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

         Network Providers. As of September 30, 1997, MBC had contractual arrangements with approximately 37,000 third-party network providers. MBC's network providers are independent contractors located throughout the local areas in which MBC's customers' beneficiary populations reside. Network providers work out of their own offices, although staff providers and other resources of the Company are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a one-year term, with automatic renewal at the Company's option for successive one-year terms, and generally may be terminated without cause by the Company or the provider upon 30 to 90 days notice.

         Staff Providers. Staff providers are behavioral healthcare practitioners employed by the Professional Corporations to provide behavioral treatment services principally to covered beneficiaries of certain MBC customers under contracts between the Professional Corporations and the Company. As of September 30, 1997, the Professional Corporations employed approximately 160 staff providers. Certain staff providers are also responsible for the supervision of network providers, crisis assessment and monitoring compliance with the Company's quality management procedures. The Company pays the Professional Corporations a professional service fee under a participating provider agreement; individual staff providers are paid by their respective Professional Corporations on a salary basis. In addition, the Company provides certain administrative and management services to each Professional Corporation under separate administrative services agreements. These agreements between the Company and each Professional Corporation typically have a one-year term that automatically renews for successive one-year terms and generally may be terminated by the Company upon 30 days notice following a substantial decrease in enrollment of beneficiaries of plans to which the Professional Corporation provides services.

         Facilities. As of September 30, 1997, MBC had contractual arrangements with approximately 3,300 third-party treatment facilities, including inpatient psychiatric and substance abuse facilities, intensive outpatient programs, partial hospitalization facilities, community health centers and other community-based programs, rehabilitative and support programs, and other intermediate care and alternative care facilities or programs. This variety of facilities and programs enables the Company to offer patients a full continuum of care and refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company upon 30 to 120 days notice.

INFORMATION SYSTEMS

         The Company has dedicated substantial resources to implementing and utilizing information systems required to manage the delivery of care in a cost-effective manner. AMISYS(R), a centralized system operating on a Hewlett-Packard HP/3000 platform which is intended to more fully integrate the Company's operations and achieve additional efficiencies in the overall management of care, is the Company's primary system. In addition to AMISYS(R), because MBC has grown in part through recent acquisitions, the Company utilizes four other operating systems to enable the Company to track program enrollee membership and verify beneficiaries' eligibility for coverage, access program benefits, record and monitor authorizations for treatment and cost of care, and process and pay claims. The four other primary information systems utilized by MBC, in addition to AMISYS (R), are: (i) servers, supporting the delivery of services to certain of the Company's HMOs, federal, state and local governmental agencies and Blue Cross/Blue Shield organization and insurance company customers; (ii) a system operating on a Hewlett-Packard HP/9000 platform, supporting the delivery of services principally to certain of the Company's HMO and insurance company customers; (iii) an IBM AS/400 system, supporting the delivery of services principally to the Company's EAP and integrated/EAP managed care customers; and (iv) a DEC VAX 4500 system, supporting the delivery of services principally to customers in the State of Texas.

         The Company believes that AMISYS(R), in conjunction with various client-server applications, will enable the Company's intake coordinators, clinical case managers and claims reviewers to efficiently determine eligibility for coverage, authorize and manage treatment and adjudicate and process claims. The Company also believes AMISYS(R) will enhance the services provided to both its customers and beneficiaries while creating cost efficiencies for the Company by, among other things, measuring the effectiveness of providers and treatment programs, monitoring outcomes and enabling the Company to customize networks and rate structures. It is MBC's intention to utilize AMISYS(R) to support most significant programs implemented by MBC in the foreseeable future. The Company licenses AMISYS(R) from

Amisys, Inc.; however, the Company has made approximately $10.5 million of custom enhancements to AMISYS(R) in order to adapt AMISYS(R) for use in the Company's business.

         To assist in the implementation of, and transition of its other four systems to, AMISYS(R), MBC entered into an AMISYS Implementation and Systems Integration Services Agreement with Perot Systems Corporation ("Perot") in January 1996 (the "Perot Agreement"). As contemplated by the Perot Agreement, the Company, utilizing both MBC and Perot personnel, has discontinued its use of most of the servers formerly operating in its Area offices and replaced such systems with AMISYS(R). In addition, the Company also intends to discontinue use of its Hewlett-Packard HP/9000 platform and replace it with AMISYS(R) over the next few years. The Company, with Perot's assistance, also began to utilize AMISYS(R) to support certain of MBC's current programs during calendar 1996, and implemented AMISYS(R) in a number of additional locations during fiscal 1997 to service new business, including Texas, Oklahoma, Colorado, Arizona, Florida and selected new accounts.

COMPETITION

         The industry in which the Company conducts its business is highly competitive. The Company competes with large insurance companies, HMOs, preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of MBC's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral health managed care and EAP services to their employees or subscribers directly or through affiliated organizations, rather than contracting with the Company for such services. In addition, the Company competes with a wide range of large and established providers of behavioral healthcare treatment services, most of which have greater experience in the delivery of care, and many of which have greater financial and other resources. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins.

EMPLOYEES

         As of September 30, 1997, the Company employed approximately 3,600 persons who perform executive and administrative functions and engage in marketing and sales, clinical, development, customer service and other activities. The Professional Corporations employed approximately 372 additional persons, approximately 160 of whom are staff providers, on such date. None of the employees of the Company or the Professional Corporations is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

INSURANCE

         The Company currently maintains professional liability insurance with per claim and aggregate coverage limits per annual term of the policy. The policy is subject to self-insured retentions on a per claim basis and on an aggregate basis and must be renewed annually. The policy is a "claims made" policy, meaning that if a person were to file suit against the Company after the term of the policy with respect to an alleged injury that occurred while the policy was in force, the policy would not cover any costs or judgments arising therefrom. The Company renewed the policy effective October 6, 1997 for a one-year term. The Company's professional liability policy also covers the Professional Corporations and certain of the Company's administrative staff that provide services to the Company. The current coverage terms have been in effect since January 1, 1994.

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

          Licensure. Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such licensure or approval that the Company cease or modify certain of its operations in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain licensure or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

         Insurance, HMO and PPO Activities. To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative will likely result in the adoption of a model NAIC regulation in the areas of health plan standards and financial solvency standards for such entities, which could be adopted by individual states in whole or in part. Individual states have also recently adopted their own regulatory initiatives that generally subject entities such as the Company to additional regulation in the area of insurance or HMO standards, including but not limited to requiring licensure, and greater financial solvency protections. These laws and regulations may also limit the ability of the Company to pay dividends, make certain investments and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with the state and provide information concerning its operations, particularly relating to provider and payor contracting. Based on the information presently available to it, the Company does not believe that the imposition of requirements related to maintaining prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to its insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

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

         There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

         "Any Willing Provider" Laws. Several states in which the Company does business have adopted, or are expected to adopt, "any willing provider" laws. Such laws typically impose upon insurance companies, HMOs or other types of third-party payors an obligation to contract with, or pay for the services of, any healthcare provider willing to meet the terms of the payor's contracts with similar providers. The Company is not subject to such laws in any states in which it currently does business, although it has undertaken to comply with any willing provider contracting requirements at the request of certain customers. In addition, the Company could become subject to such laws in the future if they are adopted by states in which the Company is licensed as an insurance company, HMO or similar entity, or if the Company's customers become subject to such laws. Compliance with any willing provider laws could increase the Company's costs of assembling and administering provider networks and could, therefore, have a material adverse effect on its operations.

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

         Direct Contracting with Licensed Insurers. Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the Professional Corporations or IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity which contracts with the HMO directly is a Professional Corporation or IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

         Other Regulation of Healthcare Providers. The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations
involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") included a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the Department of Health and Human Services to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulations will not have a material adverse effect on the Company in the future.

         Regulation of Customers. Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverages prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

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

         In August 1997, Congress enacted the Budget Act. The Medicare-related provisions of the Budget Act are designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The Congressional Budget Office projected in July 1997 that $43.8 billion of the reductions would come from reduced payments to hospitals, $21.8 billion from increased enrollment in managed care plans and $11.7 billion from reduced payments to physicians and ambulatory care providers. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare HMOs for Medicare enrollees.

         The Medicaid-related provisions of the Budget Act are designed to achieve net federal Medicaid savings of $14.6 billion over the next five years and $56.4 billion over the next ten years. The Budget Act achieves federal Medicaid savings in three areas. First, two-thirds of the savings over the next ten years are attributable to limitations on federal matching payments to states for reimbursements to "disproportionate share" hospitals. The next largest source of federal savings is a provision allowing states to shift the cost of Medicare deductibles and coinsurance requirements for low-income Medicare beneficiaries from their Medicaid programs to physicians and other providers. Most of the remaining savings derive from the repeal of the "Boren Amendment" and other minimum payment guarantees for hospitals, nursing homes and community health centers that service Medicaid patients. These changes may have an adverse effect on the Company if they result in reduced payment levels for providers of managed behavioral healthcare services.

         The Medicaid-related provisions of the Budget Act also give states broad flexibility to require most Medicaid to enroll in managed care products that only cover Medicaid recipients without obtaining a waiver from the Secretary of the Department of Health and Human Services. The Budget Act also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may have an adverse effect on the Company if a number of states decide to limit the number of managed care organizations with which they will contract and to select the organization solely on the basis of the cost of care.

         MBC cannot predict the effect of the Budget Act, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

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

         Risk-Based Programs. In order for the Company's risk-based contracts to be profitable, MBC must accurately estimate the rate of service utilization by beneficiaries enrolled in its programs. The Company's assumptions as to service utilization rates and costs may not accurately and adequately reflect actual utilization rates and costs, and increases in behavioral healthcare costs and higher than anticipated utilization rates, significant aspects of which are outside the Company's control, could cause expenses associated with such contracts to exceed the Company's revenue for such contracts. Furthermore, certain of such contracts require the Company to reserve a specified amount of cash as financial assurance that it can meet its obligations thereunder. Such amounts are not available to the Company for general corporate purposes.

         Customer Contracts. Substantially all of the Company's customer contracts are immediately terminable for cause, and many, including some of MBC's most significant contracts, are terminable without cause by the customer or upon the occurrence of certain other specified events. The Company is aware of several contracts expiring in fiscal 1997 that will not be renewed; however, the Company does not believe the loss of such contracts will result in a material adverse effect on its results of operations. The Company's ten largest behavioral health managed care customers had 37 contracts with MBC which accounted for approximately 54% of the Company's revenue for fiscal 1997. Such contracts may not be extended or successfully renegotiated, and the terms of any new or renegotiated contracts (particularly financial terms) may not be comparable to those of existing contracts. The loss of certain of these contracts could have a material adverse effect on the Company.

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

         Information Systems. The Company's operation of its programs, as well as the implementation of its growth strategy, is dependent on its ability to store, retrieve, process and manage data. Interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other system-related problems could have a material adverse effect on the Company. An integral part of the Company's strategy to improve its operating efficiency and management of care involves its investment in AMISYS(R), which is expected to provide advantages over the Company's other current information systems. The Company has implemented of AMISYS(R) into certain of its operations, transitioned certain programs supported by its other existing systems to AMISYS(R) and is continuing to migrate its other operating systems to AMISYS(R). The installation and implementation of AMISYS(R) involves the risk of unanticipated delay and expense. Failure to complete the modifications to AMISYS(R) required to adapt such system to the Company's business or to successfully implement AMISYS(R) into its operations could adversely impact MBC's operating efficiency and management of care and could result in the loss of existing customers, difficulties in attracting new customers, increases in operating expenses and other adverse consequences.

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

         Substantial Leverage and Related Considerations. The Company incurred substantial indebtedness in connection with the 1995 Merger, and is highly leveraged. Such indebtedness included borrowings under a $205.0 million senior credit facility (the "Senior Credit Facility") provided under the Credit Agreement dated as of October 6, 1995, as amended, among the Company, the lending institutions listed therein and The Chase Manhattan Bank, N.A., as Agent (the "Credit Agreement") entered into in connection with the 1995 Merger and the Notes. Further, the Company borrowed an additional $80 million in connection with its acquisition of CMG in September 1997. The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable MBC to service its indebtedness, including the Notes, or make necessary capital expenditures. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all Senior Indebtedness (as defined in the Indenture), of the Company (which includes all indebtedness under the Senior Credit Facility).

Item 2.   Properties

         The Company's principal executive offices, with approximately 37,500 square feet in the aggregate, are located in Park Ridge, New Jersey; the lease for the Company's headquarters expires in 2006. The Company leases approximately 195,500 square feet in the aggregate for the National Service Center in St. Louis, Missouri, under three leases expiring between 2001 and 2003. In addition, the Company leases approximately 64,000 square feet in the aggregate in New York City relating to the Empire Joint Venture and other business; the lease for the New York City space expires in 2008. The Company also maintains an office with approximately 24,800 square feet in the aggregate in San Francisco, California; the lease for the San Francisco office expires in 2003. As of September 30, 1997, the Company also maintained approximately 150 other offices in 32 states under leases which have terms of up to 10 years and range in size up to 30,000 square feet. Management believes that the Company's offices and other properties are adequate for its current needs and that suitable additional space will be available as required.

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

         From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its staff providers, its employees, its network providers or other parties. In the normal course of its business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company's programs. Such incidents may give rise to malpractice, professional negligence and other related actions and claims against the Company, its employees and its network and staff providers. As the number of beneficiaries covered by the Company grows, the number of providers employed by the Professional Corporations or under contract with the Company increases and the nature and scope of services provided by the Company in its managed care and EAP business expands, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. In addition, the Company may become subject to additional actions and claims alleging malpractice, professional negligence and other related theories arising from the behavioral health treatment services rendered directly to patients by the Company.

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


                                PART II
-------------------------------------------------------------------------


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

         There is no established public trading market for the Common Stock. There were approximately 70 holders of the Common Stock at December 1, 1997. The Company has not paid dividends on the Common Stock to date and does not currently intend to pay dividends on the Common Stock in the foreseeable future. The payment of dividends is restricted by the Senior Credit Facility and the Indenture. See Note 6 to the Company's consolidated financial statements set forth in Part IV below.

Item 6.   Selected Financial Data

     The following audited selected historical financial data were derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company and of MBC prior to the acquisition of Medco Containment by Merck (referred to herein as the "Predecessor"), including the respective notes thereto, included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                          Predecessor(6)                                    MBC
                           Fiscal Year Ended Oct. 1, 1993 Nov. 18, 1993      Fiscal Years Ended September 30,
                            September 30,       to             to
                                 1993     Nov. 17, 1993  Sept. 30, 1994         1995      1996(10)      1997

Income Statement Data:
Revenue ......................$197.4          $31.0          $245.9             $361.5     $457.8       $555.7
Operating expenses(1)......... 180.5           29.3           225.4              335.8      426.2        517.0
Amortization of intangibles...   1.8            0.3            17.1               21.4       25.8         26.9
Restructuring charge..........   1.7            ---             ---                ---        3.0          ---
  Operating income (2)...... .  13.4            1.4             3.4                4.3        2.8         11.8
Other expense (income)(3)....   (0.6)          (0.1)           (0.8)              (1.5)      (2.8)        (3.5)
Interest expense..............   ---            ---             ---                ---       23.8         25.1
Loss on disposed of subsidiary.. ---            ---             ---                ---        ---          6.9
Merger costs and special charges 2.4            ---             ---                ---        4.0          1.3
   Income (loss) before income
     taxes and cumulative
     effect of accounting change11.6             1.5            4.2                5.8      (22.2)       (18.0)
Provision (benefit) for
  income taxes                   6.1             0.6            2.1                4.5       (5.3)        (4.1)
   Income (loss) before
     cumulative effect of
     accounting change.........  5.5             0.9            2.1                1.3       (16.9)      (13.9)
Cumulative effect of
  accounting change (10)......   ---             ---            ---                ---       (1.0)         ---
Net income (loss)                5.5          $  0.9          $ 2.1              $ 1.3     $(17.9)      $(13.9)
Pro forma net income
  (loss) for the effect of
  the accounting change(10)...  $5.5          $  0.9          $ 2.1              $ 0.3     $(16.9)      $(13.9)
Deficiency of earnings
  to fixed charges(7)...........                                                           $(22.2)      $(18.0)

Balance Sheet Data (at end of periods):
Cash, cash equivalents and
  short-term marketable
  securities(5)............  $  21.9                        $ 32.7              $ 34.1     $ 53.0     $   95.2
Total assets.................   91.9                         259.3               305.4      344.8     $  468.7
Due to parent
  (noninterest bearing).......   5.9                          37.9                70.8        ---          ---
Long-term debt................                                                              254.0        329.5
Stockholders' equity (deficit)  47.0                         121.0               122.3      (29.5)       (25.9)

Other Data:
Adjusted EBITDA(4).........     20.0            2.2           25.5                34.0       45.1         54.7
Adjusted EBITDA margin(8)       10.1%           7.1%          10.4%                9.4%       9.9%         9.8%
Cash provided by
  operating activities........$ 18.3          $ 2.9          $19.2              $ 26.1     $ 28.6       $ 26.9
Cash used for investing
  activities...............    (17.3)          (1.6)         (43.3)              (54.2)     (41.3)       (62.1)
Cash provided by financing
  activities.................... 4.9            0.5           31.6                32.9       30.6         75.2
Depreciation and
  amortization(9)..............  4.3            0.7           21.3                28.2       36.5         39.4
Capital expenditures:
  Information systems.........   8.6            0.2           15.0                23.2       15.7         16.3
 Other capital expenditures.    1.0            1.0            1.8                 8.3        8.1           7.7
Total capital expenditures       9.6            1.2           16.8                31.5       23.8         24.0

                                                               36

Notes to Selected Financial Data:

(1) Represents the sum of direct service costs and selling, general and administrative expenses.

(2) Operating income equals income before income taxes, cumulative effect of accounting change, interest expense, other income and expense and merger costs and special charges.

(3) Represents primarily interest income.

(4) "Adjusted EBITDA" represents the sum of operating income, depreciation and amortization, and other income and expense, excluding restructuring charges in 1993 and 1996. Adjusted EBITDA is presented because a similar measure is used in the covenants contained in the Indenture and MBC believes that Adjusted EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, Adjusted EBITDA should not be construed as an alternative to MBC's operating income, net income or cash flow from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of MBC's operating performance or as a measure of MBC's liquidity. In addition, items excluded from EBITDA, such as restructuring charges and depreciation and amortization, are significant components in understanding and assessing the Company's financial performance.

(5) Includes restricted cash and short-term marketable securities classified as a long-term asset. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- -Liquidity and Capital Resources--Cash in Claims Funds and Restricted Cash."

(6) On November 18, 1993, Merck acquired all of the outstanding shares of Medco Containment in a transaction accounted for by the purchase method. The amounts related to periods prior to November 18, 1993 were derived from Predecessor financial statements. The historical cost basis of the Predecessor differs from that of the Company due to the allocation of a portion of the total purchase price of Medco Containment to the Company's assets and liabilities.

(7) For purposes of this computation, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred financing fees) and one-third of rental expense, representing that portion of rental expense deemed by MBC to be attributable to interest. For the period presented, earnings were insufficient to cover fixed charges and, therefore, such deficiency is presented above. The ratios of earnings to fixed charges for the periods prior to October 6, 1995 are not presented because the Company did not have interest expense prior to consummation of the 1995 Merger.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Revenue

         Typically, the Company charges each of its HMO, Blue Cross/Blue Shield organization, insurance company, corporate, union, governmental and other customers a flat monthly capitation fee for each beneficiary enrolled in such customer's behavioral health managed care plan or EAP. This capitation fee is generally paid to MBC in the current month. Contract revenue billed in advance of performing related services is deferred and recognized ratably over the period to which it applies. For a number of the Company's behavioral health managed care programs, the capitation fee is divided into outpatient and inpatient fees, which are recognized separately. Outpatient revenue is recognized monthly as it is received; inpatient revenue is recognized monthly and in most cases is (i) paid to the

Company monthly (in cases where the Company is responsible for the payment of inpatient claims) or in certain cases (ii) retained by the customer for payment of inpatient claims. When the customer retains the inpatient revenue, actual inpatient costs are periodically reconciled to amounts retained and the Company receives the excess of the amounts retained over the cost of services, or reimburses the customer if the cost of services exceeds the amounts retained. In certain instances, such excess or deficiency is shared between the Company and the customer.

Direct Service Costs and Margins

         Direct service costs are comprised principally of expenses associated with managing, supervising and providing the Company's services, including third-party network provider charges, various charges associated with the Company's staff offices, inpatient facility charges, costs associated with members of management principally engaged in the Company's clinical operations and their support staff, and rent for certain offices maintained by the Company in connection with the delivery of services. Direct service costs are recognized in the month in which services are expected to be rendered. Network provider and facility charges for authorized services that have not been reported and billed to the Company (known as incurred but not reported expenses, or "IBNR") are estimated and accrued based on historical experience, current enrollment statistics, patient census data, adjudication decisions, and other information.

         The Company has experienced an increase in direct service costs as a percentage of revenue (which have been offset to varying degrees by various initiatives described below) primarily as a result of changing product mix and pricing pressure associated with both the competitive bid process for new contracts and negotiations to extend existing contracts. The portion of MBC's revenue attributable to capitated managed care programs has continuously been increasing. Because capitated managed care programs require the Company to incur greater direct service costs than EAP and ASO managed care programs, the direct profit margins attributable to such programs are lower than the direct profit margins attributable to the Company's EAP and ASO programs. The Company is continuing to focus on reducing direct service costs. Efforts intended to reduce these costs include: (i) negotiating better rates and/or different compensation arrangements (such as retainer arrangements, volume discounts, case rates and capitation of fees) with third-party network providers and treatment facilities;
(ii) contracting with treatment facilities that provide a broader spectrum of treatment programs in an effort to expand beneficiary access to a broader continuum of care, thereby achieving more cost-effective treatment; (iii) focusing management and clinical care techniques on patients requiring more intensive treatment services to assure that such patients receive the appropriate level of care in a cost- efficient and effective manner; (iv) implementing a new information system intended to enable MBC to improve the productivity and efficiency of its operations; and (v) increasing the overall efficiency of MBC's staff provider system by closing or consolidating less efficient staff offices, streamlining operations and increasing the efficiency of remaining staff offices.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses are comprised principally of corporate and regional overhead expenses, such as marketing and sales, legal, finance, information systems and administrative expenses, as well as professional and consulting fees, and the compensation of members of the Company's senior management. The Company expects selling, general and administrative expenses to grow over the near term, primarily due to growth in information systems expenses related to the implementation of AMISYS(R) as well as increases in regional administration and sales and marketing operations necessary to support the growth of the Company's business; however, the Company expects selling, general and administrative expenses to grow at a rate less than that of anticipated revenue growth in the future. There can be no assurance, however, that anticipated revenue growth will occur or that any such revenue growth will occur at a rate greater than the rate of growth in selling, general and administrative expenses.

Amortization of Intangibles

         As a result of Merck's acquisition of Medco Containment in November 1993, the Company's financial statements include an allocation by Merck of the excess of its cost over fair market value of the net assets acquired. Accordingly, goodwill and other acquisition-related intangibles in the amount of $160.0 million were recorded on the Company's balance sheet as of November 1993 and are being amortized over various periods. A noncurrent deferred tax liability of $47.8 million was established to reflect the tax consequences of the difference between the financial and tax reporting bases of the identified intangibles. The Company's total goodwill also includes goodwill associated with the Company's acquisitions of Group Plan Clinic, Inc., and of BenesYs, Inc.
(collectively, "BenesYs"), a Houston-based behavioral health managed care organization, and CMG. In addition, the payment made to Empire in connection with the Empire Joint Venture, the acquisition of ProPsych in December 1995, and various contingent consideration payments, together with the goodwill recognized from the BenesYs and CMG transactions, resulted in the incurrence of additional goodwill of approximately $117.8 million. Amortization of acquisition-related intangibles was $20.1 million in fiscal 1995, $23.0 million in fiscal 1996, and $23.8 million in fiscal 1997.

         The Company also capitalizes certain start-up expenses related to new contracts and amortizes these amounts over the life of the contracts. When the Company enters into a new contract or significantly expands services for an existing customer, the Company typically incurs up-front start-up costs that historically have ranged from $50,000 to $2.5 million per program. These start-up costs include, among other things, the costs of recruiting, interviewing and training providers and support staff, establishing offices and other facilities, acquiring furniture, computers and other equipment, and implementing information systems. As of September 30, 1997, the Company's balance sheet reflected $9.0 million of deferred start-up costs, net of amortization, categorized under long-term assets.

Liquidity

         The Company's liquidity is affected by the one-to-four-month lag between the time the Company receives cash from capitation payments under new contracts and the time when the Company pays the claims for services rendered by third-party network providers and treatment facilities relating to such capitation payments. During the first few months of a new contract, the Company builds cash balances as capitation payments are received and also builds a payables balance as direct service costs are accrued based on expected levels of service. After the first several months of a contract, monthly claims payments typically increase to normal levels and the contract generates cash commensurate with the expected profit margin for that contract. When a contract is terminated, monthly capitation payments cease on contract termination, but claims for services rendered prior to termination continue to be received and paid for several months. This post contract termination period is often referred to as the "run- off" period. To date, contract terminations have not had a material impact on the Company's liquidity.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning October 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis with respect to which operating segments of its business it will provide such information.

RESULTS OF OPERATIONS

Selected Operating Results

The following table sets forth certain statement of operations items of MBC expressed as a percentage of revenue:

                                                                Fiscal Year Ended September 30,
                                                              1995             1996              1997

Revenue..........................................            100.0%            100.0%           100.0%
Direct service costs.............................             79.1              79.0             80.9
  Direct profit margin...........................             20.9              21.0             19.1
Selling, general and administrative
  expenses.......................................             13.8              14.1            12.2
Amortization of intangibles......................              5.9               5.7             4.8
Restructuring charge.............................              ---               0.6             ---
   Operating Income..............................              1.2               0.6             2.1
Other income.....................................              0.4               0.6             0.6
Interest expense.................................              ---              (5.2)           (4.5)
Loss on disposal of subsidiary...................              ---               ---            (1.2)

Merger costs and special charges.................              ---              (0.8)           (0.2)
Income (loss) before income taxes and
  cumulative effect of accounting change                       1.6              (4.8)           (3.2)
Provision (benefit) for income taxes.............              1.2              (1.1)           (0.7)
Income (loss) before cumulative effect
    of accounting change......................                 0.4%             (3.7)%          (2.5)%

Adjusted EBITDA margin...................                      9.4%              9.9%            9.8%

Fiscal 1997 Compared to Fiscal 1996

         Revenue. Revenue increased by $97.9 million, or 21.4%, to $555.7 million for fiscal 1997 from $457.8 million for fiscal 1996. Of this increase, $71.3 million was attributable to the inclusion of revenue from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $65.8 million was attributable to new customers commencing service in the current year, a significant portion of which was derived from the Company's contract relating to CHAMPUS Regions 7 and 8, under which services commenced on April 1, 1997. In addition, the Company's acquisition of CMG on September 12, 1997 contributed an additional $7.0 million in revenue for fiscal

1997. These revenue increases were partially offset by a $46.2 million decrease in revenue as a result of the termination of certain contracts, $29.1 million of which was due to contract terminations that occurred in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

         Direct Service Costs. Direct service costs increased by $87.9 million, or 24.3%, to $449.6 million for fiscal 1997 from $361.7 million for fiscal 1996. As a percentage of revenue, direct service costs increased from 79.0% in the prior year period to 80.9% in the current year period. The increase in cost as a percentage of revenue was due primarily to the lower than average direct profit margin earned on the TennCare Partners and the Delaware County Medicaid programs, partially offset by a year over year decline in healthcare treatment services utilization in the Company's overall business. In addition, the Delaware County carve-out program replaced a program under which beneficiaries previously received their mental health benefit through membership in various HMOs servicing this area. Direct profit margins under contracts that the Company held with certain of these HMOs, which terminated or membership in which decreased substantially as a result of the Delaware County program, were higher than the direct profit margins for the Delaware County program and the Company's overall average direct profit margins. Excluding the effect of the TennCare Partners and the Delaware County contracts, however, the Company experienced a decline in the direct service cost percentage as a result of overall lower healthcare utilization in the current year period as compared to the prior year period, due to the Company's continued development and deployment of alternative treatment programs designed to achieve more cost-effective treatment and the Company's increased focus on clinical care techniques directed at patients requiring more intensive treatment services. Also positively impacting the direct cost percentage were the effect of (i) a nationwide recontracting program with providers which began in the second quarter of fiscal 1996, and (ii) the closing of certain underperforming staff offices pursuant to a plan implemented by MBC in the fourth quarter of 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 4.5%, to $67.4 million for fiscal 1997 from $64.5 million for fiscal 1996. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of both the Company's National Service Center located in St. Louis, Missouri and the Company's headquarters located in Park Ridge, New Jersey, (iii) expenses related to the planned deployment of the Company's new information systems, and (iv) inclusion of CMG's results of operations since the acquisition date. As a percentage of revenue, selling, general and administrative expenses decreased from 14.1% in the prior year period to 12.2% in the current year period primarily as a result of these expenses being allocated over a larger revenue base. Contributing significantly to this decrease were the TennCare Partners and the Delaware County programs, which are large, self-contained programs requiring minimal selling, general and administrative expenses or Company operational support, thereby mitigating, in large part, the effects of their lower than average direct service cost margins described above.

         Amortization of Intangibles. Amortization of intangibles increased by $1.0 million, or 4.0%, to $26.9 million for fiscal 1997 from $25.9 million for fiscal 1996. The increase was primarily due to an increase in amortization of goodwill recognized in connection with the acquisitions of ProPsych and CMG as well as to increases in the amortization of deferred contract start-up costs related to new contracts.

         Other Income (Expense). For fiscal 1997, other income and expense consisted of (i) interest expense of $25.1 million related to debt incurred as a result of the 1995 Merger in October 1995, (ii) interest and other income of $3.5 million relating primarily to investment earnings on the Company's short-term marketable securities and restricted cash and investment balances,
(iii) a loss of $6.9 million recognized in September 1997 on the disposal of Choate, (iv) $0.7 million of expenses associated with uncompleted acquisition transactions, and (v) $0.6 million of nonrecurring employee benefit costs associated with the exercise of stock options by employees of the Company under plans administered by Merck. The year over year increase in interest expense of $1.2 million was primarily attributable to (i) the full period impact of the indebtedness incurred in October 6, 1995 by the Company in connection with the 1995 Merger; (ii) the full period impact of the Notes, which bore interest at a higher rate than the bridge financing facility that the Notes replaced, and
(iii) the increase in the senior credit facility as a result of the acquisition of CMG. The year over year increase in interest income of $0.7 million was primarily attributable to both an increase in average invested cash balances as compared to the prior year period and interest earned on advances to certain joint ventures.

         Income Taxes. The Company recorded a benefit for income taxes during fiscal 1997, based upon the Company's pre-tax loss in such period.

Fiscal 1996 Compared to Fiscal 1995

         Revenue. Revenue increased by $96.3 million, or 26.6%, to $457.8 million for fiscal 1996 from $361.5 million for fiscal 1995. Of this increase, $87.7 million was attributable to the inclusion of revenue for the entire period from certain contracts that commenced during the prior fiscal year as well as additional revenue from existing customers generated by an increase in both the number of programs managed by the Company on behalf of such customers and an increase in the number of beneficiaries enrolled in such customers' programs; and $26.4 million was attributable to new customers commencing service in the current year, the majority of which was derived from two contracts totaling $20.9 million. In addition, the Company's acquisitions of Choate and ProPsych contributed an additional $18.4 million in revenue for fiscal 1996. These revenue increases were partially offset by a $36.2 million decrease in revenue as a result of the termination of certain contracts, five of which accounted for $21.1 million of such decrease. Certain of these contracts had terminated in various periods of the prior fiscal year. Contract price increases were not a material factor in the increase in revenue.

         Direct Service Costs. Direct service costs increased by $75.7 million, or 26.5%, to $361.7 million for fiscal 1996 from $286.0 million for fiscal 1995. As a percentage of revenue, direct service costs decreased from 79.1% for fiscal 1995 to 79.0% for fiscal 1996. This net decrease in the direct service cost percentage was due to a variety of largely offsetting factors. The direct service cost percentage was positively impacted by lower inpatient utilization in fiscal 1996 as compared to the prior year related to a significant contract with an HMO focused on the Medicaid beneficiary population. Such decrease resulted from the implementation of changes in program management and modification of the clinical treatment protocols applicable to such contract. In addition, the Company started to realize the benefits in fiscal 1996 of a nationwide recontracting program with providers which began in the second quarter of such year. The Company is continuing its efforts to reduce direct service costs to mitigate the effects of pricing pressure, which is expected to continue in fiscal 1997, associated with the competitive bid process for new contracts and negotiations to extend existing contracts. The direct service cost percentage was adversely impacted by the loss in the fourth quarter of fiscal 1995 of two contracts with higher than average direct profit margins and a renewal of a significant contract on lower pricing terms. In addition, the Company earned a lower than average direct profit margin on a significant state Medicaid program which was not in effect for the entire twelve month period in the prior year. Furthermore, in the fourth quarter of fiscal 1996, the Company commenced providing services under the TennCare Partners program. Due to the unusual structure of the TennCare Partners program, the direct profit margin under such contract was lower than the Company's average direct profit margin for fiscal 1996 and is expected to continue to be lower in future periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.7 million, or 29.5%, to $64.5 million for fiscal 1996 from $49.8 million for fiscal 1995. The increase in total selling, general and administrative expenses was primarily attributable to (i) growth in marketing and sales administrative staff, corporate and regional management and support systems associated with the higher sales volume, (ii) expenses associated with the expansion of the National Service Center, which will allow for growth beyond MBC's current needs, and (iii) expenses related to the planned deployment of the Company's new information systems. As a percentage of revenue, selling, general and administrative expenses increased to 14.1% for fiscal 1996 from 13.8% for fiscal 1995. The increase in such expenses, coupled with unanticipated delays in the planned start dates of significant new contracts (including the TennCare Partners program) secured by the Company, contributed to the increase in selling, general and administrative expenses as a percentage of revenue.

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

         Restructuring Charge. The Company recorded a pre-tax restructuring charge of $3.0 million related to a plan, adopted and approved in the fourth quarter of 1996, to restructure its staff offices by exiting certain geographic markets and streamlining the field and administrative management organization of Continuum Behavioral Healthcare Corporation, a subsidiary of the Company. This decision was in response to the results of underperforming locations affected by the lack of sufficient patient flow in the geographic areas serviced by these offices and the Company's ability to purchase healthcare services at lower rates from its provider network. In addition, it was determined that the Company would be able to expand beneficiary access to specialists and other providers thereby achieving more cost-effective treatment and to favorably shift a portion of the economic risk, in some cases, of providing outpatient healthcare to the provider through the use of case rates and other alternative reimbursement methods. The restructuring charge was comprised primarily of accruals for employee severance, real property lease terminations and write-off of certain assets in geographic markets which were being exited. The restructuring plan was substantially completed during fiscal 1997.

         Other Income (Expense). For fiscal 1996, other income and expense consisted of (i) interest expense of $23.8 million incurred as a result of the increase in long-term debt resulting from the 1995 Merger; (ii) merger expenses of $4.0 million consisting primarily of professional and advisory fees; and
(iii) interest and other income of $2.8 million relating primarily from investment earnings on the Company's short-term investments and restricted cash balances.

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

         The Company recorded a pre-tax charge of $1.8 million ($1.0 million after taxes) in the first quarter of fiscal 1996 as a cumulative effect of a change in accounting. The pro forma impact of this change for the year ended September 30, 1995 would be to increase costs and expenses by $1.8 million ($1.0 after taxes). There was no pro forma effect on periods prior to fiscal 1995. The effect of the change on fiscal 1996 cannot be reasonably estimated.

Liquidity and Capital Resources

         General. For fiscal 1997, operating activities provided cash of $26.9 million, investing activities used cash of $62.1 million and financing activities provided cash of $75.2 million, resulting in a net increase in cash and cash equivalents of $40.0 million. Investing activities in fiscal 1997 consisted principally of (i) capital expenditures of $24.0 million related primarily to the continued development of the Company's new information systems and expansion of the National Service Center, (ii) payments totaling $35.2 million (net of cash acquired) for the acquisition of CMG, (iii) payments totaling $2.6 million for funding under joint venture agreements, primarily with Empire Community Delivery Systems, LLC and Community Sector Systems, Inc., and
(iv) expenditures of $4.1 million for the purchase of short-term investments made to satisfy obligations under contracts held by the Company.

         Acquisition. On September 12, 1997, the Company acquired all of the outstanding capital stock of CMG for $48.7 million in cash and 739,358 shares of the Company's common stock valued at $5.5 million. In addition, the Company agreed to absorb certain expenses and other obligations of CMG totaling up to $5.4 million. CMG is a Maryland-based national managed care company serving over 30 customers through a network consisting of approximately 7,600 providers in 34 states. CMG currently provides behavioral health managed care services to 2.5 million people under full risk capitation, ASO and other funding arrangements. The clients include state and local governments, Blue Cross /Blue Shield organizations, HMOs and insurance companies. As additional consideration for the acquisition, the Company may be required to make certain future contingent cash and stock payments over the next two years to the former shareholders of CMG based upon the performance of certain CMG customer contracts. Such contingent cash payments are subject to an aggregate maximum of $23.5 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $64.7 million of cost in excess of net tangible assets acquired as of September 30, 1997. Such excess is being amortized on a straight line basis over periods ranging up to 40 years. The inclusion of CMG from the date of acquisition did not have a significant impact on the Company's results of operations.

         Senior Indebtedness. As of September 30, 1997, $30.0 million of revolving loans and $8.3 million of letters of credit were outstanding under the revolving credit facility of the Company's Credit Agreement with The Chase Manhattan Bank, N.A. (the "Senior Credit Facility"), and approximately $46.7 million was available for future borrowing.

         Adjusted EBITDA. Adjusted EBITDA, a financial measure used in the Senior Credit

Facility and the Indenture, increased by $9.6 million, or 21.3%, to $54.7 million for fiscal 1997 from $45.1 million for 1996.

         Cash in Claims Funds and Restricted Cash. As of September 30, 1997, the Company had total cash, cash equivalents and investment balances of $95.2 million, of which $51.3 million was restricted under certain contractual, fiduciary and regulatory requirements; moreover, of such amount, $3.7 million was classified as a long-term asset on the Company's balance sheet. Under certain contracts, the Company is required to establish segregated claims funds into which a portion of its capitation fee is held until a reconciliation date (which reconciliation typically occurs annually). Until that time, cash funded under these arrangements is unavailable to the Company for purposes other than the payment of claims. In addition, California and Illinois state regulatory requirements restrict access to cash held by the Company's subsidiaries in such states. As of September 30, 1997, the Company also held surplus cash balances, classified as cash and cash equivalents and short-term marketable securities, as required by the contracts held by the Company relating to Medicaid programs for the States of Iowa and Montana and the TennCare Partners and Delaware County Medicaid programs described above.

         Availability of Cash. Prior to the 1995 Merger, the Company funded its operations primarily with cash generated from operations and through the funding of certain acquisitions, investments and other transactions by its former parent, Merck. The Company currently and in the future expects to finance is capital requirements through existing cash balances, cash generated from operations and borrowings under the revolving credit facility of the Senior Credit Facility. Based upon the current level of cash flow from operations and anticipated growth, the Company believes that available cash, together with available borrowings under the revolving credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness for the foreseeable future.

         Pending Acquisition of MBC. On October 24, 1997, the Company and Magellan signed the Magellan Merger Agreement, under which a subsidiary of Magellan will merge into the Company. As a result of the Magellan Merger, the Company will become a wholly owned subsidiary of Magellan. Under the terms of the Magellan Merger Agreement, Magellan will purchase all of the Company's outstanding stock and other equity interests for approximately $460 million in cash and refinance the Company's existing debt. Completion of the Magellan Merger is subject to a number of conditions, including Magellan's receipt of financing for the transaction, the receipt of certain healthcare and insurance regulatory approvals, and other conditions.

Item 8.   Financial Statements and Supplementary Data

         The financial statements of the Company set forth on pages F-1 through F-23 hereof are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                 PART III
---------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The  following  table  sets  forth  certain  information   regarding  MBC's
directors and executive officers:

     NAME                                                  AGE          POSITION
-----------------------------------------------------  -----------  -----------------------------------------
Albert S. Waxman, Ph.D....................           57       Chairman and Chief Executive
                                                              Officer
Arthur H. Halper.............................        50       President and Chief Operating Officer
Henry R. Kravis...............................       53       Director
George R. Roberts...........................         54       Director
Edward A. Gilhuly...........................         38       Director
Todd A. Fisher.................................      32       Director
John A. Budnick, III..........................       39       Executive Vice President and Chief
                                                              Financial Officer
John P. Docherty, M.D.....................           53       Executive Vice President and Chief
                                                              Medical Officer
Ronald D. Geraty, M.D.....................           51       Executive Vice President, New Business
                                                              Development and Director
Michael G. Lenahan, Esq..................            38       Executive Vice President, Mergers &
                                                              Acquisitions, General Counsel and Secretary
David B. Stone..............................         51       President, Employer & Union
                                                              Division
Richard C. Surles, Ph.D.....................         53       President, Advanced Clinical Delivery
Terry R. Thompson..........................          39       Executive Vice President, Business
                                                              Operations and Director

Albert S. Waxman, Ph.D. has served as Chief Executive Officer and as a Director of MBC since its incorporation in March 1993. Dr. Waxman has served as Chairman of the

Board of Directors of MBC since December 1994 and served as Co-Chairman of the Board of Directors of MBC from March 1993 until December 1994. Dr. Waxman also served as President of MBC from March 1993 through December 1993. Dr. Waxman was a co-founder of American Biodyne, Inc. ("American Biodyne"), which was acquired by Medco Containment in 1992, and has served as its Chairman or Co-Chairman since 1985, its Chief Executive Officer since December 1990, and also served as its President from May 1990 until April 1993. Since January 1990, Dr. Waxman has served as Chief Executive Officer of both Novatech Management Corporation and Waxman Enterprises, private venture capital firms. Since June 1990, Dr. Waxman has served as a member of the Board of Directors of Norland Corporation, a medical device company in the osteoporosis field, and Oestech Inc., a medical device company. Dr. Waxman founded Diasonics, Inc., a medical imaging company, where he served as Chairman of the Board, Chief Executive Officer and President from 1977 through 1987. Dr. Waxman holds Ph.D. and M.S. degrees in electrical engineering from Princeton University, where he is a member of the advisory council of the School of Engineering and Applied Sciences, and a B.S. degree in electrical engineering from City College of New York.

Arthur H. Halper has served as a Director of MBC since May 1996 and as President and Chief Operating Officer of MBC since August 1997. Mr. Halper served as Executive Vice President and Chief Financial Officer of MBC from December 1994 to August 1997, Executive Vice President, Mergers and Acquisitions, of MBC from November 1993 to December 1994 and Senior Vice President of Finance and Treasurer of MBC from its incorporation in March 1993 through November 1993. Mr. Halper has also served as Chief Financial Officer, Executive Vice President and Treasurer of American Biodyne since December 1994, and served as a Senior Vice President of American Biodyne from January 1994 to December 1994, as a Vice President of American Biodyne from March 1993 to January 1994 and as Regional Vice President of American Biodyne for the Mid-Atlantic Region from January 1992 through March 1993. Mr. Halper also has served as Chief Operating Officer of AGCA, Inc. (acquired by American Biodyne in 1992) since November 1990. Mr. Halper, a Certified Public Accountant, holds a B.A. degree in Business Administration from Rutgers University.

Henry R.  Kravis  became a Director  of MBC in  October  1995.  Mr.  Kravis is a
Founding Partner of KKR and KKR Associates and is a managing member of the Executive Committee of the limited liability company which serves as the General Partner of KKR. Mr. Kravis is also a director of Amphenol Corporation, AutoZone, Inc., Borden, Inc., Bruno's, Inc., Evenflo & Spalding Holdings Corp., The Gillette Company, IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Group, Inc., Newsquest Capital PLC, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Primedia Inc., Safeway Inc., Sotheby's Holdings Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

George R. Roberts became a Director of MBC in October 1995. Mr. Roberts is a Founding Partner of KKR and KKR Associates and is a managing member of the Executive

Committee of the limited liability company which serves as the General Partner of KKR. Mr. Roberts is also a director of Amphenol Corporation, AutoZone, Inc., Borden, Inc., Bruno's, Inc., Evenflo & Spalding Holdings Corp., IDEX
Corporation,  KinderCare  Learning  Center,  Inc., KSL Recreation  Group,  Inc.,
Newsquest Capital PLC, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Primedia Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

Edward A. Gilhuly became a Director of MBC in October 1995. Mr. Gilhuly was a General Partner of KKR from January 1995 until January 1996, when he became a member of the limited liability company which serves as the General Partner of KKR. Mr. Gilhuly is also a General Partner of KKR Associates and, prior to 1995, was an Executive of KKR. Mr. Gilhuly is also a director of Doubletree Corporation, Layne Christensen Company, Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Union Texas Petroleum Holdings, Inc.

Todd A. Fisher became a Director of MBC in October 1995. Mr. Fisher has been an Executive of KKR since June 1993 and a Limited Partner of KKR Associates since December 1993. From 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Mr. Fisher is also a director of Layne Christensen Company.

John A. Budnick, III has served as Executive Vice President and Chief Financial Officer of MBC since August 1997. Mr. Budnick served as Executive Vice President, Finance from January 1997 to August 1997, Senior Vice President of Finance from January 1995 to January 1997 and Vice President of Finance from April 1994 to January 1995. Prior to joining MBC, Mr. Budnick worked in the finance department of Medco Containment from September 1991 to April 1994. Mr. Budnick, a Certified Public Accountant, holds a B.S.degree in Business Administration from Georgetown University.

John P. Docherty, M.D. has served as Executive Vice President and Chief Medical Officer of MBC since March 1997. Dr. Docherty previously served as the Chief of the Psychosocial Treatments Research Branch of the National Institute of Mental Health, and has held faculty positions with Yale University, Tufts University, Harvard University and the University of California at Los Angeles. Dr. Docherty founded Northeast Psychiatric Associates, P.C., a private psychiatric practice, where he held the position of President and Executive Medical Director. He is currently on the faculty of Cornell University Medical College and chairs the National Institute on Drug Abuse (NIDA), Treatment Development and Review Committee. Dr. Docherty holds an M.D. degree from the University of Pennsylvania School of Medicine.

Ronald D. Geraty, M.D. has served as a Director of MBC since May 1996 and an Executive Vice President of MBC since its incorporation in March 1993. Dr. Geraty has also served as Senior Vice President, New Business Development of American Biodyne since May 1992 and as Vice President of American Biodyne from December 1991 to May 1992. He served as President of Assured Health Systems, Inc. (acquired by American Biodyne in 1991) from September 1989 through May 1992. In addition, he is currently an Instructor in Psychiatry at the Harvard Medical School. Dr. Geraty holds an M.D. from the Loma Linda University School of Medicine, Loma Linda, California and attended Columbia Union College in Washington, D.C.

Michael G. Lenahan, Esq. has served as Executive Vice President, Mergers & Acquisitions of MBC since January 1996, Executive Vice President, General
Counsel  and  Secretary  of MBC since  November  1993,  and  General  Counsel or
Executive Vice President, Legal of American Biodyne and each of MBC's other subsidiaries (other than CMG and its subsidiaries) since January 1994. Mr. Lenahan held the position of Vice President-Legal of Medco Containment from March 1993 until August 1995. Prior thereto, Mr. Lenahan was an associate with the New York law firm of Shearman & Sterling. Mr. Lenahan holds a J.D. degree from New York University School of Law and a B.A. degree in Political Science from the State University of New York at Binghamton.

David B. Stone has served as President, Employer and Union Division, of MBC since August 1997, as Executive Vice President and Chief Marketing Officer of MBC from June 1994 to August 1997 and as Senior Vice President of MBC from January 1994 to June 1994. Mr. Stone also served as Vice President of MBC from its incorporation in March 1993 to January 1994. Mr. Stone has served as President of Personal Performance Consultants, Inc. ("PPC"), a subsidiary of MBC, since August 1994 and served as Senior Vice President of Managed Care Services and Chief Marketing Officer of PPC from June 1993 to August 1994. From August 1988 to April 1992, Mr. Stone was Vice President of Sales and Marketing for Preferred Health Care, Ltd. and Chief Marketing Officer of Empire Mental Health Choice, a joint venture between Preferred Health Care Ltd. and Empire. Mr. Stone holds an M.S.W. degree from the Columbia School of Social Work and an M.B.A. degree from Pace University.

Richard C. Surles, Ph.D. has served as President, Advanced Clinical Delivery, of MBC since August 1997 and Executive Vice President of MBC from November 1994 to August 1997. Dr. Surles assumed the position of Executive Vice President, Service System Development, of MBC in October 1995 and, from January 1996 to August 1997, was Executive Vice President, Operations of MBC. Dr. Surles served as the New York State Commissioner of Mental Health from October 1987 to November 1994. Dr. Surles holds a Ph.D. degree in Administration and Organizational Behavior from the University of North Carolina.

Terry R. Thompson served as a Director of MBC from October 1996 to October 1997 and as Executive Vice President, Business Operations of MBC from September 1996 to November 1997. Effective November 18, 1997, Mr. Thompson resigned all of his positions and directorships with MBC and its subsidiaries.

         Messrs. Kravis and Roberts are first cousins.

Item 11.  Executive Compensation

         The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company paid or accrued during the three fiscal years ended September 30, 1997 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Executive Officers"). Such table represents historical compensation and is not indicative of future compensation to be received by the Named Executive Officers.

Historical Summary Compensation Table

                                                                                         Long Term
                                    Annual Compensation                                 Compensation
                                                                                         Securities
                                                                         Other Annual    Underlying         All Other
Named Executive Officer                 Year      Salary      Bonus      Compensation     MBC Options     Compensation(1)
                                                                                               (#)
Albert S. Waxman, Ph.D.                   1997   $558,750       ---           ---                  ---            ---
     Chairman and                         1996    435,000    $ 65,250         ---             2,800,000           ---
     Chief Executive Officer              1995    405,417      70,000         ---                  ---            ---

Terry R. Thompson                         1997    350,000       ---           ---                  ---            ---
   Executive Vice President,              1996     29,167       4,375         ---              350,000            ---
   Business Operations

Arthur H. Halper                          1997     331,250      ---           ---              150,000          $3,000
   President and                          1996     250,000     37,500         ---              150,000           1,500
   Chief Operating Officer                1995     210,000     20,625         ---                  ---           1,200

Ronald D. Geraty, M.D.                    1997     275,000      ---           ---                  ---           4,125
   Executive Vice President, New          1996     275,000     41,250         ---              300,000           1,000
   Business Development                   1995     241,750     27,125         ---                  ---             800

Michael G. Lenahan                        1997     262,750     50,000         ---              150,000           1,900
   Executive Vice President,              1996     222,634      ---           ---              150,000             950
   Mergers and Acquisitions and           1995      79,000      ---           ---                  ---             ---
   and General Counsel
----------------------

(1) Represents the Company's matching contribution under the Merit Behavioral Care Corporation 401(k) Plan.

Options/SAR Grants in Fiscal 1997

         The following table summarizes options to acquire shares of Common Stock granted in fiscal 1997 to the Named Executive Officers.

                                        Individual Grants                            Potential Realizable Value
                           Number of       % of Total                                  of Assumed Annual Rates
                           Securities    Options Granted     Exercise              of Stock Price Appreciation
                           Underlying       to Employees      Price       Expiration        for Option Term
Name                       Options Granted in Fiscal Year   $/Share        Date               5%               10%
                                 (#)
Albert S. Waxman               ---            ---              ---          ---              ---               ---
Ronald D. Geraty               ---            ---              ---          ---              ---               ---
Arthur H. Halper               ---            ---              ---          ---              ---               ---
Michael G. Lenahan          150,000          11.3%          $ 7.50      8/31/2007         707,506          1,792,960
Terry R. Thompson              ---            ---              ---          ---              ---               ---

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth the number of shares covered by both exercisable and unexercisable options to acquire shares of Common Stock held by the Named Executive Officers as of September 30, 1997.

                                                                                       Value of Unexercised
                                       Number of Securities                                In the Money
                                 Underlying Unexercised Options/SARs                     ptions/SARs  at
                                         at Fiscal Year End                             Fiscal Year End(1)

                                  Shares
                                Acquired        Value
Name                           on Exercise      Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
                                                                                (#)
Albert S. Waxman                  ---            ---             560,000      2,240,000            ---           ---
Ronald D. Geraty                  ---            ---              60,000        240,000            ---           ---
Arthur H. Halper                  ---            ---              60,000        240,000            ---           ---
Michael G. Lenahan                ---            ---              30,000        270,000            ---           ---
Terry R. Thompson                 ---            ---              70,000        280,000            ---           ---



--------------
(1) Until such time there is a public market in which the Common Stock may be traded, the value of such options is determined under a formula delineated under the 1995 Option Plan. As of September 30, 1997, based on such formula, no value was associated with such options.

     The following table sets forth the number of shares covered by both exercisable and unexercisable options to acquire shares of common stock of Merck held by the Named Executive Officers as of September 30, 1997.

                                                                                        Value of Unexercised
                              Number of Securities                                        In the Money
                       Underlying Unexercised Merck Options/SARs                         Merck Options/SARs
                                at Fiscal Year End                                      at Fiscal Year End(1)
                             Shares
                          Acquired        Value
Name                    on Exercise    Realized     Exercisable   Unexercisable               Exercisable    Unexercisable
                             (#)                     (#)                 (#)
Albert S. Waxman          10,000        $678,200       461,048         109,261               $36,244,716       $8,523,232
Ronald D. Geraty          12,100         649,260           ---             ---                      ---              ---
Arthur H. Halper          36,421       2,324,035           ---             ---                      ---              ---
Michael G.  Lenahan       36,420       2,140,039         4,316          21,711                   319,677        1,616,428
Terry R. Thompson            ---             ---           ---             ---                      ---              ---

----------------

(1) Values for "in-the-money" options represent the positive spread between the respective exercise prices of outstanding options and $99.938, the value of the common stock of Merck as of September 30, 1997, as reported on the New York Stock Exchange Composite Tape.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of MBC's Board of Directors is comprised of Messrs. Gilhuly and Fisher. Mr. Gilhuly is a member of the limited liability company which serves as the General Partner of KKR and is also a General Partner of KKR Associates. Mr. Fisher is an Executive of KKR and a Limited Partner of KKR Associates. KKR Associates beneficially owned 71.4% of MBC's outstanding Common Stock as of December 1, 1997. As a General Partner of KKR Associates, Mr. Gilhuly may be deemed to share beneficial ownership of the Common Stock beneficially owned by KKR Associates; however, Mr. Gilhuly disclaims any such beneficial ownership.

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

Each individual 1995 Option agreement provides that, upon certain events (each, an "Acceleration Event"), the 1995 Options will become immediately exercisable. The 1995 Option agreements provide that an Acceleration Event occurs if the participant's employment with the Company is terminated by such participant for "good reason" or by the Company without "cause" (each as defined in the MBC Management Stockholder's Agreements (as defined)) within one year following certain change in control events. The Magellan Merger Agreement provides that the vesting of all 1995 Options will become accelerated upon consummation of the Magellan Merger.

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

1996 Merit Stock Option Plan

In January 1996, MBC adopted the Merit Behavioral Care Corporation Employee Stock Option Plan (the "1996 Option Plan") providing for the issuance of up to 1,000,000 shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalization, mergers or reorganizations of or by the Company. The 1996 Option Plan is intended to provide incentive to employees of MBC to remain in the employ of the Company and to increase their interest in the success of the Company through the grant of stock options. Substantially all full-time employees of MBC (other than those receiving 1995 Options) who commenced employment with MBC prior to January 1, 1997 are eligible to participate in the 1996 Option Plan. The 1996 Option Plan permits the grant of Non-Qualified Stock Options (the "1996 Options") to purchase shares of Common Stock (each such grant of 1996 Options being a "1996 Grant"). Unless sooner terminated by the MBC Board of Directors, the 1996 Option Plan will expire on January 1, 2006. Such termination will not affect the validity of any 1996 Grant outstanding as the date of termination.

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

The Magellan Merger Agreement provides that the Board of Directors of MBC will take such actions as are necessary to enable holders of 1996 Options to exercise all of their outstanding 1996 Options upon consummation of the Magellan Merger.

Employment Agreements

Albert S. Waxman. American Biodyne has entered into an amended and restated employment agreement, dated as of August 17, 1992 and amended as of October 1, 1993, with Albert S. Waxman. The agreement provides that Dr. Waxman will be employed by American Biodyne for a period of five years and will receive a base salary of $400,000 plus a yearly discretionary bonus. Such annual base salary has been subsequently increased. American Biodyne may terminate the agreement for cause or by mutual agreement with Dr. Waxman. Dr. Waxman may terminate the agreement for good reason. If American Biodyne terminates the agreement for reasons other than cause or if Dr. Waxman terminates the agreement for good reason, Dr. Waxman will be entitled to (i) receive his base salary until the earliest of five years, death or the occurrence of a circumstance that constitutes cause or (ii) elect the employment status of Chairman Emeritus of American Biodyne. Dr. Waxman has agreed that, subject to and upon consummation of the Magellan Merger, he will become Chairman Emeritus of American Biodyne.

Michael G. Lenahan. The Company and Medco Containment have entered into an employment agreement, dated as of February 1, 1995, with Michael G. Lenahan. The agreement provides that Mr. Lenahan will be employed by the Company for a period of three years and receive a base salary of $200,000 per year, plus a yearly discretionary bonus and certain other fringe benefits. Such annual base salary has been subsequently increased. Mr. Lenahan may terminate the agreement for cause or upon a change of control of MBC. The Company may terminate the agreement for cause, without cause upon 30 days' written notice or if Mr. Lenahan becomes disabled. If Mr. Lenahan terminates the agreement or if the Company terminates the agreement without cause, he is entitled to work for the Company as a consultant for a period of one year and to be paid at the base compensation rate in effect at the time of termination or, at his election, to assume a senior level position in the legal department of Medco Containment. Mr. Lenahan's employment agreement will terminate upon consummation of the Magellan Merger.

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

David B. Stone. The Company, American Biodyne and PPC have entered into a management agreement, dated April 27, 1992 and amended as of April 30, 1993, with David B. Stone. The agreement provides for an initial employment period that ended on March 31, 1995, and has been automatically renewed according to its terms until March 31, 1999. The agreement provides that Mr. Stone shall receive a minimum base annual salary of $176,000, plus a discretionary bonus based on targeted performance objectives, and certain other benefits. Such annual base salary has been subsequently increased. Mr. Stone may terminate the agreement for good reason and the Company may terminate the agreement for cause or if Mr. Stone becomes disabled. If Mr. Stone terminates the agreement for good reason or if the Company terminates the agreement for reasons other than for cause, Mr. Stone will be entitled to compensation equal to the greater of (i) his then current salary at the time of entering into the agreement for the remainder of the term (up to two years) or (ii) his then current salary for a period of one year.

John P. Docherty, M.D. The Company has entered into an employment agreement, effective March 1, 1997, with John P. Docherty, M.D. The agreement provides that during Dr. Docherty's employment with the Company he shall receive a minimum base salary of $250,000 per year, plus a yearly discretionary bonus. The Company may terminate the agreement for cause, if Dr. Docherty becomes disabled or without cause. Dr. Docherty may terminate the agreement upon not less than thirty days' written notice. If the Company terminates the agreement without cause prior to March 1, 2000, Dr. Docherty will be entitled to receive his base compensation for a defined period of time that is not less two years. If the Company terminates the agreement without cause after March 1, 2000, Dr. Docherty will be entitled to receive his base compensation for a defined period of time that is not less one year. In either case, Dr. Docherty will be entitled to receive insurance and medical benefits for the same term as base compensation is paid.

Terry R. Thompson. The Company entered into an employment agreement, effective as of September 3, 1996, with Terry R. Thompson. The agreement provided that Mr. Thompson would receive a base salary of $350,000 per year during his employment with the Company, plus a yearly discretionary bonus and certain other fringe benefits. The Company and Mr. Thompson executed a separation agreement, dated November 18, 1997, whereby Mr. Thompson resigned all officer and director positions with the Company. Under the separation agreement, Mr. Thompson will be paid, as severance compensation, his annual base salary through December 31, 1998. In addition, Mr. Thompson will retain the 100,000 shares of Common Stock he purchased in 1996 and 140,000 of the 1995 Options granted to Mr. Thompson.

Severance Agreements

On October 6, 1995, the Company entered into severance agreements (collectively, the "Severance Agreements") with Dr. Waxman, Dr. Geraty, Mr. Halper, Mr. Lenahan, Mr. Stone and Dr. Surles. Each Severance Agreement provides that if, prior to October 6, 2000, (i) the Company terminates employment of the applicable officer for reasons other than for "cause" (as defined therein) or
(ii) the officer terminates employment on his own initiative for "good reason" (as defined therein), such officer will be entitled, for a period of twelve months, to be paid the excess, if any, of his base salary at the time of such termination over any other payments made by the Company to such officer under other employment or consulting agreements then in effect. In addition, Mr. Budnick has a severance agreement with the Company that provides that he will be entitled to one year of base compensation if his employment is terminated by the Company other than for "cause".

Non-Competition Agreements

In connection with the execution of the Magellan Merger Agreement, each of Dr. Waxman and Messrs. Halper, Lenahan and Budnick entered into a non-competition agreements with Magellan and the Company (the "Non-Competition Agreements"). The Non-Competition Agreements provide that, effective upon the consummation of the Magellan Merger, the applicable executive will not compete against the Company in the behavioral health managed care and EAP business for a period of three years after the closing of the Magellan Merger. In consideration of entering into such Non-Competition Agreement, each executive will receive payments totaling two times his current base compensation, which payments will be in lieu of any other severance consideration otherwise payable to such executive under any employment, severance or other agreement to which the Company and such executive are parties.

MBC Management Stockholder's Agreements

In connection with the 1995 Merger and from time to time thereafter, the Company has entered into stockholder's agreements (each, an "MBC Management Stockholder's Agreement") with all management employees and others that are stockholders of MBC or holders of any 1995 Options (each, an "MBC Management Stockholder"). Pursuant to each MBC Management Stockholder's Agreement, the MBC Management Stockholder may not transfer any shares of Common Stock acquired thereby or upon exercise of vested 1995 Options (collectively, the "Plan Shares") within five years after the purchase date thereof, except as described below and except (a) for certain transfers to family members, similar transfers in the nature of estate planning and in connection with the loans described under "Certain Relationships and Related Transactions," (b) pursuant to a Qualified Public Offering (as defined therein), in which event only a stated percentage of his Plan Shares becomes transferable or (c) pursuant to certain sales of Common Stock by MBC Associates, L.P., an affiliate of KKR ("MBC Associates"), in which event the MBC Management Stockholder is entitled to sell a stated percentage of his Plan Shares. Each MBC Management Stockholder's Agreement provides the MBC Management Stockholder with the right to (a) require the Company to repurchase all of his Plan Shares and pay him a stated price for cancellation of 1995 Options upon a Permitted Retirement (as defined therein), death or disability, (b) until the later of five years after the purchase date or the first Qualified Public Offering, have the Company register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings, and (c) prior to the fifth anniversary of the first Public Offering (as defined therein), include a stated percentage of his Plan Shares in any sale of Common Stock by MBC Associates or an affiliate to any non-affiliated person (other than a Public Offering). Each MBC Management Stockholder's Agreement also provides the Company with (a) prior to a Public Offering, the right of first refusal to buy Plan Shares owned by each MBC Management Stockholder on essentially the same terms and conditions as such MBC Management Stockholder proposes in a sale of his Plan Shares to another purchaser, (b) the right to repurchase all of the MBC Management Stockholder's Plan Shares and pay him a stated price for cancellation of his 1995 Options upon certain events, including termination of employment (with or without cause) or an unpermitted transfer of Plan Shares and (c) prior to the fifth anniversary of the first Public Offering, the right to require the MBC Management Stockholder to sell a stated percentage of his Plan Shares in any sale of Common Stock by MBC Associates or an affiliate to any non-affiliated person (other than a Public Offering). Upon a "change of control" (as defined therein) of the Company, the transfer restrictions, right of first refusal, and certain other rights with respect to sale and repurchase of the Plan Shares and cancellation of 1995 Options as described above will lapse.

The repurchase price of the Plan Shares under the MBC Management Stockholder's Agreements depends upon the nature of the event that triggers the repurchase and whether such repurchase occurs at the election of the MBC Management Stockholder or the Company. Generally, if the repurchase is at the participant's election, the repurchase price per share will be the greater of the purchase price paid by the MBC Management Stockholder (the "Plan Share Purchase Price") and the market price; if the Common Stock is not then publicly traded, the repurchase price per share will be the Plan Share Purchase Price plus the increase, if any, in book value per share since the date of purchase of the Plan Shares.

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

Certain MBC Management Stockholder's Agreements also contain noncompete provisions, pursuant to which each MBC Management Stockholder has agreed, for the term of his employment and one year thereafter, not to produce, sell or distribute, directly or indirectly, any product or service sold or distributed by the Company or its affiliated entities. The Company may extend the noncompete period for one additional year by giving notice thereof and paying the MBC Management Stockholder an amount equal to his annual base salary, calculated as of the time of termination of employment (the "Noncompete Amount"). If the MBC Management Stockholder's employment with the Company is terminated without

"cause" or for "good reason" (each as defined therein), the noncompete requirements will apply to the first year following termination of employment only if the Company pays the MBC Management Stockholder the Noncompete Amount.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to MBC as of December 1, 1997 regarding the beneficial ownership of Common Stock by (i) all persons who own beneficially more than 5% of the Common Stock, (ii) each director of MBC, (iii) the Chief Executive Officer of MBC and each of the Named Executive Officers and (iv) all directors and executive officers as a group.

                                                                                            Percentage
                                                                            Number of        of Common
     Beneficial Owner                                                        Shares           Stock
-------------------------------------------------------------------  --------------------  -------------
KKR Associates(1)...................................................         21,000,000           71.4%
   9 West 57th Street
   New York, NY 10019
Merck & Co., Inc.(2)..................................................        4,262,800           14.5
   One Merck Drive
   Whitehouse Station, NJ 08889
The Albert S. Waxman Family
   Charitable Remainder Unitrust(3).......................................     1,000,000           3.4
Albert S. Waxman(4)........................................................    1,055,100           3.6
Ronald D. Geraty(5).........................................................     100,000           0.3
Terry R. Thompson(6)......................................................       100,000           0.3
Arthur H. Halper(7).........................................................     100,000           0.3
Michael G. Lenahan(8)......................................................      100,000           0.3
All directors and executive officers as a group (9 persons)(9).............    1,677,100           5.7
                                                                       --------------------  ------------
  Total...................................................................    27,939,900          95.0%

(1) Shares of Common Stock shown as beneficially owned by KKR Associates are held by MBC Associates and KKR Partners II, L.P. ("KKR Partners II"); KKR Associates is the sole general partner of both MBC Associates and KKR Partners II and possesses sole voting and investment power with respect to such shares. KKR Associates is a limited partnership, the general partners of which are Henry
R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Gilhuly are also directors of the Company. Such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates. Such individuals disclaim beneficial ownership of any such shares.

(2) Represents shares held by Medco Holdings Corp., a subsidiary of Medco Containment, which is a wholly owned subsidiary of Merck.

(3) Represents shares held by The Albert S. Waxman Family Charitable Remainder Unitrust, of which Albert S. Waxman is trustee. As trustee, Dr. Waxman may be deemed to have beneficial ownership of the shares shown as beneficially owned by such trust. Dr. Waxman disclaims beneficial ownership of any such shares.

(4) Does not include options to acquire 1,120,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(5) Does not include options to acquire 120,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(6) Does not include options to acquire 140,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(7) Does not include options to acquire 120,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(8) Does not include options to acquire 60,000 shares of Common Stock that are exercisable within 60 days of the date hereof.

(9) Does not include options to acquire 1,707,200 shares of Common Stock in the aggregate that are exercisable within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions

         Transactions with KKR. KKR Associates beneficially owned 71.4% of MBC's outstanding Common Stock as of December 1, 1997. Messrs. Kravis, Roberts and Gilhuly, directors of the Company, are members of the limited liability company which serves as the General Partner of KKR and also are General Partners of KKR Associates. Mr. Fisher, also a director of the Company, is an executive of KKR and a Limited Partner of KKR Associates. KKR, an affiliate of KKR Associates, received a fee of $5.5 million for negotiating the 1995 Merger and arranging the financing therefor and, from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR renders management, consulting and financial services to the Company. During fiscal 1997 and 1996, KKR received $500,000 and $400,000, respectively, in fees for such services. Executives of KKR who also serve as directors of the Company receive customary directors' fees. Upon consummation of the Magellan Merger, KKR will receive a financial advisory fee from MBC of $5.0 million.

         In connection with the 1995 Merger, the Company incurred $75.0 million of subordinated indebtedness under the Bridge Loan provided by MBC Associates, the general partner of which is KKR Associates. A portion of the net proceeds from the offering of the Private Notes in November 1995 (which were subsequently exchanged for the Notes) was applied to repay all indebtedness outstanding under the Bridge Loan (including accrued interest).

         MBC Associates and KKR Partners II (collectively, the "KKR Investors") have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by them pursuant to a registration rights agreement entered into in connection with the 1995 Merger and certain stockholders' agreements. Such registration rights will generally be available to the KKR Investors until registration under the Securities Act is no longer required to enable them to resell the Common Stock owned by them. Such registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six registrations requested by the KKR Investors and in connection with any registration commenced by the Company as a primary offering. In addition, other stockholders besides the KKR Investors, including the MBC Management Stockholders and Medco Containment, will be allowed to participate in any registration process, subject to certain conditions and exceptions.

         Transactions with Management. In connection with the 1995 Merger, certain MBC Management Stockholders borrowed all or a portion of the purchase price for the Plan Shares acquired by them pursuant to their respective MBC Management Stockholder's Agreements. Dr. Waxman borrowed $5.0 million; Dr. Surles borrowed $200,000; Dr. Geraty borrowed $250,000; Mr. Stone borrowed $250,000; and Mr. Morlan, the Company's former Executive Vice President and Chief Information Officer, borrowed $100,000. In addition, in connection with their purchases of Common Stock, Mr. Thompson, Mr. Halper, Mr. Budnick, Mr. Lenahan and Dr. Docherty borrowed $500,000, $250,000, $375,000, $375,000 and $80,000, respectively. All such borrowings are evidenced by promissory notes from the applicable MBC Management Stockholder and are secured by a pledge of such MBC Management Stockholder's Plan Shares. Each promissory note provides for the payment of interest at a rate of 6.5% per annum. The promissory notes of Dr. Waxman, Dr. Surles, Mr. Thompson, Mr. Halper, Mr. Budnick and Dr. Docherty mature on December 31, 2000. In connection with Mr. Morlan's separation from the Company, the Company acquired Mr. Morlan's shares of Common Stock. As part of such transaction, the Company cancelled Mr. Morlan's promissory note. Mr. Stone repaid his loan in November 1995, Dr. Geraty repaid his loan in October 1996 and Mr. Lenahan repaid his loan in October 1997. Upon consummation of the Magellan Merger, all such outstanding loans will be repaid in full.

         Dr. Waxman owns all of the shares of LNY Corp., a limited partner of 38 Newbury Ventures/MBC Limited Partnership ("38 Newbury"). In connection with the 1995 Merger, the Company entered into a Stock Purchase and Stockholder's Agreement (the "38 Newbury Stockholder's Agreement"), dated as of October 6, 1995, with 38 Newbury and MBC Associates. Pursuant to the 38 Newbury Stockholder's Agreement, 38 Newbury purchased 600,000 shares of Common Stock for $3.0 million. The 38 Newbury Stockholder's Agreement provides the Company with the right of first refusal to purchase shares of Common Stock on the same terms and conditions as are proposed by a third party offer at any time prior to a Public Offering (as defined therein). Also under the 38 Newbury Stockholder's Agreement, at any time prior to the fifth anniversary of the first Public
Offering, (i) MBC Associates may require 38 Newbury to include a pro rata portion of its shares of Common Stock in any sale by MBC Associates of its holdings of Common Stock and (ii) 38 Newbury has the option to include a pro rata portion of its shares in any sale by MBC Associates of its holdings of Common Stock. The 38 Newbury Stockholder's Agreement further provides that, upon the later of the first Public Offering and the fifth anniversary of the Stock Closing (as defined therein), the parties will be bound by certain provisions of the registration rights agreement discussed above between the Company and the KKR Investors.

         Transactions with Merck and Medco Containment. In connection with the 1995 Merger, the Company entered into a stockholders' agreement (the "Medco Stockholders' Agreement") with the KKR Investors and Medco Containment (together with the KKR Investors, the "Stockholders").

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

         Medco Containment will have the right, on two occasions following the earlier to occur of (i) 180 days after the initial public offering of Common Stock and (ii) five years from the closing date of the 1995 Merger, to cause the Company to file a registration statement in connection with the sale of shares of Common Stock held by Medco Containment. The Company has agreed to pay certain expenses of such offerings. The Stockholders will, upon request, execute 180 day market stand-off agreements in connection with the initial public offering of Common Stock, if so requested by the underwriters for such an initial public offering.

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

         Pursuant to the 1995 Merger Agreement, Medco Containment agreed to abide by a confidentiality provision relating to all information it possesses regarding the Company. A portion of the purchase price for the Company was allocated to the consideration paid to Merck in connection with the 1995 Merger.

         In the ordinary course of business, the Company provides EAP services to certain divisions of Merck and behavioral health managed care services to Medco Containment.


                                          PART IV
--------------------------------------------------------------------------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (1)      Financial Statements.  See accompanying Index to Financial Statements and Financial Statement
                  Schedules on page F-1.

         (2)      Financial Statement Schedules.  See accompanying Index to Financial Statements and Financial
                  Statement Schedules on page F-1.

         (3)      Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

  Exhibit                                                                                            Sequentially
 Number                                               Description                                    Numbered Pages
-----------       ----------------------------------------------------------------------         --------------------
     2.1          Agreement and Plan of Merger, dated as of June 30, 1995,
                  among Medco Containment Services, Inc.,  Medco Behavioral                                   *
                  Care Corporation and MDC Acquisition Corp.
     2.2          Amendment to Agreement and Plan of Merger, dated as of
                  October 6, 1995,  among Medco  Containment  Services,  Inc.,                                *
                  Medco Behavioral Care Corporation and MDC Acquisition Corp.
     2.3          Agreement and Plan of Merger by and among Merit Behavioral Care                             *
                  Corporation, Merit Merger Corp., and CMG Health, Inc. dated as of
                  July 14, 1997.
     2.4          Form of Stockholder Support Agreement by and between Humana, Inc.                           *
                  in favor of Merit Behavioral Care Corporation, Merit Merger Corp., and
                  CMG Health, Inc. dated as of July 14, 1997.
     2.5          Form of  Stockholder  Support  Agreement,  by and  between  and                             *
                  individual in favor of Merit  Behavioral  Care  Corporation,
                  Merit Merger Corp., and CMG Health, Inc.
                  dated as of July 14, 1997.
     2.6          Agreement and Plan of Merger, dated as of October 24, 1997, among                           *
                  Merit Behavioral Care Corporation, Magellan Health Services, Inc.
                  and MBC Merger Corporation.
     2.7          Stockholder Support Agreement, dated as of October 24, 1997, by MBC                         **
                  Associates, L.P., KKR Partners II, L.P., 38 Newbury Ventures/MBC Limited
                  Partnership, Albert S. Waxman and the Albert S. Waxman Family Charitable
                  Remainder Unitrust to and for the benefit of Magellan Health Services, Inc.
     2.8          Form of  Non-Competition  Agreement,  dated as of October  24,
                  1997, among Magellan Health Services, Inc., MBC and certain                                 **
                  key individual employees of MBC.
     3.1          Certificate of Incorporation, as amended, of Merit Behavioral                               *
                  Care Corporation.
     3.2          Certificate of Merger.                                                                      *
     3.3          By-Laws of Merit Behavioral Care Corporation.                                               *
     4.1          Indenture, dated as of November 22, 1995, between Merit
                  Behavioral Care Corporation and Marine Midland Bank, as trustee,                            *






                  relating to $100,000,000 aggregate principal amount of 11 1/2%                              *
                  Senior Subordinated Notes due 2005.
     4.2          Registration Rights Agreement, dated as of November 17, 1995, among Merit Behavioral Care Corporation, BT Securities Corporation,
                  Chase Securities, Inc., Morgan Stanley & Co. Incorporated and                               *
                  Smith Barney Inc.
     4.3          Specimen Form of 11 1/2% Senior Subordinated Notes due 2005                                 *
                  (included as part of Exhibit 4.1)
     4.4          Specimen Form of 11 1/2% Senior Subordinated Notes due 2005                                 *
                  (included as part of Exhibit 4.1 hereto)
   10.1           Credit Agreement, dated as of October 6, 1995, among Medco
                  Behavioral Care  Corporation,  Chase Manhattan Bank,  N.A., as                              *
                  agent and the various lending institutions parties thereto.
   10.2           First Amendment to Credit Agreement, dated as of October 6, 1995,
                  among Merit Behavioral Care Corporation, Chase Manhattan Bank,                              *
                  N.A., as agent, Bankers Trust Company, as documentation agent and the various lending institutions party thereto.
   10.3           Second Amendment to Credit Agreement, dated as of December 1,
                  1995, among Merit Behavioral Care Corporation, Chase Manhattan                              *
                  Bank, N.A., as agent, and the various lending institutions and
                  New Banks (as defined) party thereto.
   10.4           Purchase Agreement, dated as of November 17, 1995, among
                  Merit Behavioral Care Corporation, BT Securities Corporation,                               *
                  Chase Securities, Inc., Morgan Stanley & Co. Incorporated
                  and Smith Barney Inc.
   10.5           Sub-Sublease Agreement, dated as of August 17, 1993, between
                  Electronic Data Systems Corporation and Medco Behavioral                                    *
                  Care Systems Corporation.
   10.6           Lease with respect to the corporate headquarters in
                  Park Ridge, New Jersey.                                                                     *
   10.7           Agreement for the License/Sublicense of Computer Software
                  Products and the Purchase of Computer Equipment, dated as of                                             *
                  April 28, 1993, between American International Healthcare, Inc. (now                        *
                  Amisys, Inc.) and Medco Behavioral Care Systems Corporation.
   10.8           1995 Stock Purchase and Option Plan for Employees of Merit                                  *
                  Behavioral Care Corporation and Subsidiaries.
   10.9           Management Incentive Plan.                                                                  *
   10.9.1         1996 Merit Behavioral Care Corporation Employee Stock Option Plan.                          *
   10.10          Stockholder's Agreement, dated as of October 6, 1995, among
                  Medco Behavioral Care Corporation, Albert S. Waxman and                                     *
                  MBC Associates, L.P.
   10.10.1        Non-Qualified Stock Option Agreement, dated as of October 6, 1995,                          *
                  between Medco Behavioral Care Corporation and Albert S. Waxman
   10.11          Stockholder's Agreement, dated as of October 6, 1995, among Medco






                  Behavioral Care Corporation, Albert S. Waxman Family Charitable                             *
                  Remainder Unitrust, Albert S. Waxman and MBC Associates, L.P.
   10.12          Stock Purchase and Stockholder's Agreement, dated as of October 6,
                  1995,  among Medco Behavioral Care  Corporation,  38 Newbury                                *
                  Ventures/MBC Limited Partnership and MBC Associates, L.P.
   10.13          Amended and Restated Employment Agreement, dated as of August
                  17, 1992, between American Biodyne, Inc. and Albert S. Waxman (the
                  "Waxman Employment Agreement.")
   10.14          Amendment to the Waxman Employment Agreement, dated as of                                   *
                  October 1, 1993.
   10.16          Employment Agreement, dated as of February 1, 1995, among Medco                             *
                  Behavioral Care Corporation, Medco Containment Services, Inc.
                  and Michael G. Lenahan.
   10.17          Employment Agreement, dated as of January 18, 1996, between Merit                           *
                  Behavioral Care Corporation and Richard C. Surles.
   10.18          Management Agreement, dated as of April 27, 1992, between American
                  Biodyne, Inc. and David B. Stone (the "Stone Management Agreement").                        *
   10.19          Amendment to the Stone Management Agreement, dated as of
                  April 30, 1993, among American Biodyne, Inc., Medco Behavioral                              *
                  Care Corporation, Personal Performance Consultants, Inc. and
                  David B. Stone.
   10.21          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Ron Geraty.
   10.22          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Arthur Halper.
   10.24          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Michael G. Lenahan.
   10.25          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Dennis Moody.
   10.26          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and David B. Stone.
   10.27          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Richard C. Surles.
   10.28          Severance Agreement, dated as of October 6, 1995, between Medco                             *
                  Behavioral Care Corporation and Albert S. Waxman.
   10.29          Registration Rights Agreement, dated as of October 6, 1995, among                           *
                  MDC Acquisition Corp., MBC Associates, L.P. and KKR Partners II, L.P.
   10.30          Stockholders'  Agreement,  dated as of October 6, 1995,  among
                  Medco Behavioral Care Corporation,  MBC Associates,  L.P., KKR                              *
                  Partners II, L.P. and Medco Containment Services, Inc.
   10.31          Amisys Implementation and Systems Integration Services Agreement
                  between Perot Systems Corporation and Merit Behavioral Care                                  *
                  Corporation, effective as of January 12, 1996 (confidential treatment requested)






   10.32          Lease Agreement dated as of August 14, 1991 between Cooke                                       *
                  Properties, Inc. and Empire Blue Cross and Blue Shield
   10.33          Assignment and Assumption of Lease dated as of May 31, 1996 between
                  Empire Blue Cross and Blue Shield and Merit Behavioral
                  Care Corporation                                                                                *
   10.34          First Supplemental Agreement, dated as of May 31, 1996 between
                  Chrysler Properties Inc. (formerly, Cooke Properties, Inc.) and                                 *
                  Merit Behavioral Care Corporation
   10.35          Second Supplemental Agreement, dated as of October 1, 1996 between
                  Chrysler Properties Inc. and Merit Behavioral Care Corporation                                  *
   10.36          First Amendment to Lease Agreement, dated as of July 1, 1996 with
                  respect to corporate headquarters in Park Ridge, New Jersey by and                              *
                  between Sartak Holdings, Inc. and Merit Behavioral Care Corporation
   10.37          Employment Agreement, dated as of September 3, 1996, between                                    *
                  Merit Behavioral Care Corporation and Terry R. Thompson.
   10.38          Employment and Consulting Agreement  by and between CMG Health, Inc.,
                  and  Alan J. Shusterman dated July 14, 1997.                                                    *
    10.39         Letter Agreement by and between Douglass A. Kay, M.D. and CMG Health, Inc.
                  and Merit Behavioral Care Corporation.                                                          *
    10.40         Employment Agreement by and between the Company and John P. Docherty,
                  M.D., dated as of November 26, 1996.                                                            **
    25.1          Statement of Eligibility and Qualification (Form T-1) under the Trust                           *
                  Indenture Act of 1939 of Marine Midland Bank.
    27.1          Financial Data Schedule (electronic filing only).                                               **
 ----------------------

 *   Filed previously.
 ** Filed herewith.


         (4)      Reports on Form 8-K.

                  1.       Current Report on Form 8-K filed July 18, 1997 related to the Company's agreement to acquire
                           CMG Health, Inc.

                  2.       Current Report on Form 8-K filed July 29, 1997 related to the Company's corporate restructuring.

                  3.       Current Report on Form 8-K filed September 17, 1997 related to the closing of the acquisition of
                           CMG Health, Inc.

                  4.       Current Report on Form 8-K filed October 29, 1997 related to Magellan Health Services, Inc.
                           agreement to acquire the Company.







                  5.       Current  Report on Form 8-K filed  November  19, 1997
                           related to the Company's Management's  Discussion and
                           Analysis  of  Financial   Condition  and  Results  of
                           Operations  and  Audited  Financial  Statements  also
                           filed as part of this Annual Report on Form 10-K.


                                                                 70

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MERIT BEHAVIORAL CARE CORPORATION


                             By: /s/ Albert S. Waxman, Ph.D.
                                  Albert S. Waxman, Ph.D.
                                  Chairman and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                                        Title                                       Date


/s/ Albert S. Waxman, Ph.D.                      Chairman and Chief                          December 29, 1997
Albert S. Waxman, Ph.D.                          Executive Officer


/s/ Arthur H. Halper                             President,                                  December 29, 1997
Arthur H. Halper                                 Chief Operating Officer
                                                 and Director

/s/ Ronald D. Geraty                             Executive Vice President,                   December 29, 1997
Ronald D. Geraty                                 New Business Development
                                                 and Director

/s/ Henry R. Kravis                              Director                                    December 29, 1997
Henry R. Kravis


/s/ George R. Roberts                            Director                                    December 29, 1997
George R. Roberts


/s/ Edward A. Gilhuly                            Director                                    December 29, 1997
Edward A. Gilhuly


/s/ Todd A. Fisher                               Director                                    December 29, 1997
Todd A. Fisher




                                         INDEX TO FINANCIAL STATEMENTS AND
                                           FINANCIAL STATEMENT SCHEDULES


Financial Statements

              Independents Auditors' Report.........................................         F-1

              Consolidated Balance Sheets...........................................         F-2

              Consolidated Statements of Operations..............................            F-3

              Consolidated Statements of Stockholders' Equity..................              F-4

              Consolidated Statements of Cash Flows.............................             F-5

              Notes to Consolidated Financial Statements........................             F-6

Financial Statement Schedules

              All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.








To the Board of Directors

Merit Behavioral Care Corporation

We have audited the accompanying consolidated balance sheets of Merit Behavioral Care Corporation (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Behavioral Care Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, effective October 1, 1995, the Company changed its method of accounting for deferred contract start-up costs related to new contracts or expansion of existing contracts.



/s/ Deloitte & Touche
Deloitte & Touche

November 12, 1997

New York, New York

                                         MERIT BEHAVIORAL CARE CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                              (dollars in thousands)


                                                                                    September 30,

                                                                                   1997         1996
   ASSETS
Current Assets:
Cash and cash equivalents..............................................         $ 87,368     $ 47,375
Accounts receivable, net of allowance for doubtful accounts of $2,603
 and $1,996............................................................           41,884       28,383
Short-term marketable securities.......................................            4,111          ---
Deferred income taxes..................................................            6,616        2,296
Other current assets..................................................            13,129        2,481
    Total current assets...............................................          153,108       80,535

Property, plant and equipment, net.....................................           83,312       67,880
Goodwill and other intangibles, net of accumulated amortization of
     $82,637 and $59,781...............................................          195,192      162,849
Restricted cash and investments........................................            3,727        5,668
Deferred financing costs, net of accumulated amortization of $2,484
     and $1,142........................................................           10,634       11,362
Other assets...........................................................           22,772       16,507
Total assets...........................................................         $468,745     $344,801

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.......................................................         $ 11,347     $  5,888
Claims payable........................................................           102,834       57,611
Deferred revenue.......................................................            8,131        6,577
Accrued interest.......................................................            5,161        5,008
Current portion of long-term debt......................................            6,498          500
Other current liabilities..............................................           18,386       13,079
      Total current liabilities........................................          152,357       88,663

Long-term debt.........................................................          323,002      253,500
Deferred income taxes..................................................           15,388       30,669
Other long-term liabilities............................................            3,862        1,451

Commitments and Contingencies (See Note 11)

Stockholders' Equity:
Common stock (40,000,000 shares authorized, $0.01 par value,
   29,396,158 and 28,398,800 shares issued)............................              294          284
Additional paid in capital.............................................            8,949       (9,756)
Accumulated deficit....................................................          (28,307)     (14,435)
Notes receivable from officers.........................................           (6,800)      (5,470)
                                                                                 (25,864)     (29,377)
Less common stock in treasury  (21,000 shares).........................              ---         (105)
   Total stockholders' equity..........................................          (25,864)     (29,482)
Total liabilities and stockholders' equity.............................         $468,745     $344,801

                   The  accompanying   notes  are  an  integral  part  of  these
statements.


                                             MERIT BEHAVIORAL CARE CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 YEARS ENDED SEPTEMBER 30,
                                                  (dollars in thousands)

                                                        1997                  1996                   1995

Revenue.....................................          $555,717              $457,830              $361,549
Expenses:
  Direct service costs......................           449,563               361,684               286,001
  Selling, general and administrative.......            67,450                64,523                49,823
  Amortization of intangibles...............            26,897                25,869                21,373
  Restructuring charge......................               ---                 2,995                   ---
                                                       543,910               455,071               357,197
Operating income............................            11,807                 2,759                 4,352
Other income (expense):
  Interest income and other.................             3,497                 2,838                 1,498
  Interest expense..........................           (25,063)              (23,826)                  ---
  Loss on disposal of subsidiary............            (6,925)                  ---                   ---
  Merger costs and special charges..........            (1,314)               (3,972)                  ---
                                                       (29,805)              (24,960)                1,498
(Loss) income before income taxes and
    cumulative effect of accounting change..           (17,998)              (22,201)                5,850
(Benefit) provision for income taxes........            (4,126)               (5,332)                4,521
(Loss) income before cumulative effect
  of accounting change......................           (13,872)              (16,869)                1,329
Cumulative effect of accounting change
  for deferred contract start-up costs, net
  of tax benefit of $757....................               ---                (1,012)                  ---
Net (loss) income...........................         $ (13,872)            $ (17,881)             $  1,329
Pro forma net (loss) income  assuming the new method of accounting  for deferred contract start-up costs was applied
  retroactively.............................         $ (13,872)            $ (16,869)            $     317

                             The  accompanying  notes  are an  integral  part of
these statements.


                                           MERIT BEHAVIORAL CARE CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (dollars in thousands)

                                                                                 Retained Earnings    Notes
                                                     Common Stock       Additional  (Accumulated    Receivable      Common Stock
                                                 Shares       Amount Paid In Capital  Deficit)     from Officers    in Treasury

Balance September 30, 1994..................     1,000,000$     10     $ 118,877     $  2,117        $ ---            $
Net income..................................     ---           ---       ---            1,329          ---              ---
                                                               ---
Balance September 30, 1995..................     1,000,000      10       118,877        3,446          ---              ---
Recapitalization from merger:
  Redemption of common stock................      (915,754)     (9)     (258,129)         ---          ---              ---
  Merger with MDC Acquisition Corp..........       415,023       4       104,996          ---          ---              ---
  Stock dividend............................    24,763,531     247          (247)         ---          ---              ---
  Issuance of stock to management...........     3,156,000      32        15,748          ---        (5,800)            ---
  Deferred taxes associated with merger.....          ---      ---         7,594          ---          ---              ---
Tax benefit from exercise of Merck
  stock options.............................          ---      ---         1,505          ---          ---              ---
Repayment of notes receivable...............          ---      ---           ---          ---          265              ---
Cancellation of note receivable.............       (20,000)    ---          (100)         ---          100              ---
Repurchase of common stock..................          ---      ---           ---          ---          ---             (600)
Sale of common stock........................          ---      ---           ---          ---          (35)             495
Net loss....................................          ---      ---           ---       (17,881         ---              ---
Balance September 30, 1996..................    28,398,800     284        (9,756)      (14,435)     (5,470)            (105)
Issuance of stock for CMG acquisition.......       739,358       7         5,538          ---          ---              ---
Tax benefit from exercise of Merck
    stock options...........................          ---      ---        11,630          ---          ---              ---
Repayment of notes receivable...............          ---      ---           ---          ---          250              ---
Repurchase of common stock..................          ---      ---           ---          ---          ---              (30)
Sale of common stock........................       258,000       3         1,537          ---       (1,580)             135
Net loss....................................          ---      ---           ---      (13,872)         ---              ---
Balance September 30, 1997..................    29,396,158 $   294       $ 8,949     $(28,307)    $ (6,800)        $    ---




                             The  accompanying  notes  are an  integral  part of
these statements.



                                             MERIT BEHAVIORAL CARE CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED SEPTEMBER 30,
                                                  (dollars in thousands)

                                                          1997                  1996                  1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net (loss) income................................         $(13,872)             $(17,881)              $ 1,329
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Loss on sale of subsidiary.....................            6,925                  ---                   ---
  Cumulative effect of accounting change.........             ---                  1,012                  ---
  Depreciation and amortization..................           39,400                36,527                28,150
  Amortization of deferred financing costs.......            1,342                 1,142                  ---
  Deferred taxes and other.......................           (4,409)               (6,068)                 379
  Restructuring charge...........................              ---                 2,995                  ---
Changes in operating assets and liabilities, net of the effect of acquisitions:
  Accounts receivable............................           (9,781)                  265                (8,545)
  Other current assets...........................           (2,854)                  536                  (995)
   Deferred contract start-up costs..............           (6,067)               (4,816)               (6,231)
   Accounts payable and accrued liabilities......           16,224                14,864                11,982
Net cash provided by operating activities........           26,908                28,576                26,069
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property, plant and equipment.....          (23,951)              (23,808)              (31,529)
  Cash used for acquisitions, net of cash
      acquired...................................          (35,645)              (12,676)               (9,580)
  Investments in and advances to joint ventures..           (2,595)               (2,931)              (14,860)
  Repayments of advances from joint ventures.....              675                   420                   ---
  Sales (purchases) of marketable securities.....           (4,111)                1,143                 3,533
  Long-term restrictions removed from
     (placed on) cash............................            1,941                (2,183)                 (211)
 Change in non-current assets and other..........            1,558                (1,282)               (1,503)
 Net cash used for investing activities..........          (62,128)              (41,317)              (54,150)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from capital contribution.............            ---                 114,980                   ---
  Borrowings from parent.........................            ---                    ---                 32,882
  Proceeds from bridge loan......................            ---                  75,000                   ---
  Proceeds from revolving credit facility........          187,500               163,500                   ---
  Proceeds from senior term loans................           80,000               120,000                   ---
  Proceeds from sale of notes....................            ---                 100,000                   ---
  Redemption of common stock.....................            ---                (258,138)                  ---
  Repayment of due to parent.....................            ---                 (67,878)                  ---
  Repayment of bridge loan.......................            ---                 (75,000)                  ---
  Repayment of senior term loans.................             (500)                  ---                   ---
  Repayment of revolving credit facility.........         (191,500)             (129,500)                  ---
  Payment of financing costs.....................             (602)              (12,504)                  ---
  Other..........................................              315                   125                   ---
  Net cash provided by financing activities......           75,213                30,585                32,882
 INCREASE IN CASH AND
  CASH EQUIVALENTS...............................           39,993                17,844                 4,801
  Cash and cash equivalents at beginning
  of year........................................           47,375                29,531                24,730
CASH AND CASH EQUIVALENTS AT
  END OF YEAR....................................         $ 87,368              $ 47,375               $29,531

                             The  accompanying  notes  are an  integral  part of
these statements.

                     MERIT BEHAVIORAL CARE CORPORATION

                     MERIT BEHAVIORAL CARE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997, 1996 AND 1995
                           (dollars in thousands)



1.  ORGANIZATION

Merit Behavioral Care Corporation (the "Company") was incorporated in the State of Delaware in March 1993 as a wholly-owned subsidiary of Medco Containment Services, Inc. ("Medco"). The Company manages behavioral healthcare programs for payors across all segments of the healthcare industry, including health maintenance organizations, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies, and various state Medicaid programs. Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse and other personal concerns that require counseling, outpatient therapy or more intensive treatment services.

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

2.  MERGER

Prior to the Merger, the Company was a wholly-owned subsidiary of Merck & Co., Inc. ("Merck"). As a result of the Merger, KKR and Company management and related entities obtained approximately 85% of the post-Merger common stock of the Company. In connection with the Merger, Merck received $326,016 in cash (which reflects various final purchase price adjustments) and retained approximately 15% of the common stock of the post-Merger Company. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $258,138 to reflect the redemption of common stock. In conjunction with the Merger, the Company paid a stock dividend of approximately 49.6 shares for each share of the Company's stock then outstanding.

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

Included in cash and cash equivalents at September 30, 1997 and 1996 is $11,020 and $11,713, respectively, of cash held under the terms of certain customer contracts that require a claims fund to be established and segregated for the purpose of paying customer behavioral healthcare claims. Under these arrangements, a reconciliation process is typically conducted annually between the customer and the Company to determine the amount of unexpended funds, if any, accruing to the Company. This cash is unavailable to the Company for purposes other than the payment of customer claims until such reconciliation process has been completed. The amount of cash held under such arrangements in excess of anticipated customer claims at September 30, 1997 and 1996 was $6,197 and $4,267, respectively.

The Company held surplus cash balances of $29,325 and $13,715 as of September 30, 1997 and 1996, respectively, as required by contracts with various state and local governmental entities. In addition, at September 30, 1997 and 1996, the Company held surplus cash balances of $3,137 and $1,214, respectively, as required by various other contracts. These contracts require the segregation of such cash as financial assurance that the Company can meet its obligations thereunder.

The Company has a subsidiary organized in the State of Missouri that is licensed to do business as a foreign corporation in the State of California and is subject to regulation by the Department of Corporations of the State of California. Pursuant to these regulatory requirements, certain amounts of cash are required to be retained for the use of this subsidiary. Included in cash and cash equivalents at September 30, 1997 and 1996 is $0 and $900, respectively, under such requirements.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Short-Term Marketable Securities

Short-term marketable securities consist of treasury notes and certificates of deposit, carried at amortized cost which approximates fair value. All of the Company's short-term marketable securities are classified as held-to-maturity. The Company held short-term marketable securities in the amount of $4,011 at September 30, 1997 as required by the Company's contract with a governmental entity.

Restricted Cash

At September 30, 1997 and 1996, $6,623 and $7,168, respectively, of cash and marketable securities were held by subsidiaries of the Company that are organized and regulated under state law as insurance companies. Such insurance companies are required to maintain certain minimum statutory deposits and reserves with respect to the payment of future claims. The amount of cash in excess of the liabilities of such subsidiaries and not available for dividend to the Company without prior regulatory approval was $3,559 and $5,510 at September 30, 1997 and 1996, respectively. As a result, such amounts of cash held by these subsidiaries have been classified as a long-term asset in the accompanying consolidated balance sheets.

All of the Company's long-term marketable investments are classified as held-to-maturity; in addition, such investments are carried at amortized cost which approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided principally on a straight line basis over the estimated useful lives of the assets as follows:

                  Machinery and equipment..............................           5 Years
                  Integrated managed care information system...........           7 Years
                  Furniture and fixtures...............................          15 Years
                  Leasehold improvements...............................        Life of lease

Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major betterments are capitalized.

The integrated managed care information system (the "System") represents costs incurred in the development and adaptation of AMISYS(R) software for use in the Company's business. In addition to purchased hardware and software costs, the payroll and related benefits of employees who are exclusively engaged in the development and deployment of the System are capitalized. The System was substantially complete in October 1995 at which time the Company began installing the System in various area and regional offices in the Company's service delivery system. As the System is installed in an office, the office is allocated a ratable portion of the total cost of the System, at which time the allocated cost is depreciated over an estimated useful life of 7 years.

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

Goodwill and intangible assets consisted of the following at September 30, 1997 and 1996:

                                                                          1997             1996
                                                                          ----             ----
                  Customer Contracts..........................          $ 88,074         $ 80,000
                  Provider Network............................            12,000           12,000
                  Trade Names and other.......................            20,000           20,000
                  Goodwill....................................           157,755          110,630
                                                                        $277,829         $222,630

Deferred Contract Start-up Costs

The Company defers contract start-up costs related to new contracts or expansion of existing contracts that require the implementation of separate, dedicated service delivery teams, provider networks and delivery systems or the establishment of a local clinical organization in a new geographic area to service the new program. The Company defers only costs which (i) are separately identified, incremental and segregated from ordinary operating expenses; (ii) provide a direct, quantifiable benefit to future periods; and (iii) are fully recoverable from contract revenues directly attributable to such benefit. The incremental costs deferred by the Company include, among other things, consulting fees, salary costs, travel costs, office costs and network and reporting system development costs. Consulting fees deferred by the Company relate primarily to the recruitment, credentialling and contracting of the particular customer's provider network. The salary costs relate primarily to employees of the Company dedicated to clinical protocol design, network development activities and program reporting and information systems customization for the specific customer. These contract start-up costs are capitalized and amortized on a straight line basis over the initial term of the related contract. The amortization periods range from one to five years, with a weighted-average life at September 30, 1997 and 1996 of 4.3 and 3.3 years, respectively. Amortization of deferred contract start-up costs was $3,096, $2,848, and $1,315 for the periods ended September 30, 1997, 1996, and 1995, respectively. During the periods ended September 30, 1997, 1996, and 1995, the Company deferred contract start-up costs of $6,067, $4,816, and $6,231, respectively. Other non-current assets include $9,036 and $6,077 of unamortized deferred contract start-up costs at September 30, 1997 and 1996, respectively.

Effective October 1, 1995, the Company changed its method of accounting for deferred start-up costs related to new contracts or expansion of existing contracts (i) to expense costs relating to start-up activities incurred after commencement of services under the contract, and (ii) to limit the amortization period for deferred start-up costs to the initial contract period. Prior to October 1, 1995, the Company capitalized start-up costs related to the completion of the provider networks and reporting systems beyond commencement of contracts and, in limited instances, amortized the start-up costs over a period that included the initial renewal term associated with the contract. Under the new policy, the Company does not defer contract start-up costs after contract commencement, or amortize start-up costs beyond the initial contract period. The change was made to increase the focus on controlling costs associated with contract start-ups.

The pro forma effect of the change, had the Company adopted this new accounting policy in prior years, is to decrease total assets by $1,769 and decrease total liabilities by $757 as of September 30, 1995, and to increase costs and expenses by $1,769 ($1,012 after taxes) for the year ended September 30, 1995. The effect of the change on fiscal 1996 and 1997 cannot be reasonably estimated.

Revenue Recognition

Typically, the Company charges each of its customers a flat monthly capitation fee for each beneficiary enrolled in such customer's behavioral health managed care plan or Employee Assistance Program ("EAP"). This capitation fee is generally paid to the Company in the current month. Contract revenue billed in advance of performing related services is deferred and recognized ratably over the period to which it applies. For a number of the Company's behavioral health managed care programs, the capitation fee is divided into outpatient and inpatient fees, which are recognized separately.

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

Direct Service Costs

Direct service costs are comprised principally of expenses associated with managing, supervising and providing the Company's services, including third-party network provider charges, various charges associated with the Company's staff offices, inpatient facility charges, costs associated with members of management principally engaged in the Company's clinical operations and their support staff, and rent for certain offices maintained by the Company in connection with the delivery of services. Direct service costs are recognized in the month in which services are expected to be rendered. Network provider and facility charges for authorized services that have not been reported and billed to the Company (known as incurred but not reported expenses, or "IBNR") are estimated and accrued based on historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. Such costs are included in the caption "Claims payable" in the accompanying consolidated balance sheets.

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

Long-Lived Assets

The Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. The general requirements of this statement are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The Company adopted this standard on October 1, 1996. No impairment losses have been identified by the Company.

Stock-Based Compensation Plans

During fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As permitted by SFAS 123, however, the Company has elected to continue to recognize and measure compensation for its stock rights and stock option plans in accordance with the existing provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). See
Note 16 for pro forma disclosures of net loss as if the fair value-based method prescribed by SFAS No. 123 had been applied.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Disclosure of Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company's short-term marketable securities and long-term marketable investments are carried at amortized cost which approximates fair value. The carrying amount of loans made to certain joint ventures engaged in the development of Medicaid programs (Note 9) approximates fair value which was estimated by discounting future cash flows using rates at which similar loans would be made to borrowers with similar credit ratings. The carrying value for the variable rate debt outstanding under the Senior Credit Facility (as described in Note 6) approximates the fair value. The fair value of the Company's senior subordinated notes (see Note 6) is estimated to be $109,000 at September 30, 1997 (based on quoted market prices) which compares to the carrying value of $100,000.

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

5.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30:

                                                                           1997             1996
                                                                           ----             ----
         Machinery and equipment..............................          $ 58,988         $ 44,896
         Integrated managed care information system...........            38,914           28,349
         Furniture and fixtures...............................            16,665           12,795
         Leasehold improvements...............................             3,443            2,977
                                                                         118,010           89,017
         Accumulated depreciation and
           amortization.......................................           (34,698)         (21,137)
                                                                         $83,312          $67,880

Depreciation and amortization  related to property,  plant and equipment was $12,503,  $10,658,  and $6,776 for the periods ended September 30, 1997, 1996, and 1995, respectively.

6.  LONG TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                      1997              1996
                                                                      ----              ----
                  Revolving Loans ...................             $  30,000         $  34,000
                  Senior Term Loan A.................                70,000            70,000
                  Senior Term Loan B.................               129,500            50,000
                  Notes..............................               100,000           100,000
                                                                    329,500           254,000
                  Less current portion...............                (6,498)             (500)
                                                                   $323,002          $253,500

Senior Credit Facility - In October 1995, the Company entered into a credit agreement (the "Credit Agreement"), which provided for secured borrowings from a syndicate of lenders. The Senior Credit Facility consisted initially of (i) a six and one-half year revolving credit facility (the "Revolving Credit Facility") providing for up to $85,000 in revolving loans, which includes borrowing capacity available for letters of credit of up to $20,000, and (ii) a term loan facility providing for up to $120,000 in term loans, consisting of a $70,000 senior term loan with a maturity of six and one-half years ("Senior Term Loan A"), and a $50,000 senior term loan with a maturity of eight years ("Senior Term Loan B"). On September 12, 1997, the Senior Term Loan B was increased by $80,000 to $130,000 with the maturity extended one and one-half years. The additional borrowings from Senior Term Loan B were primarily obtained to fund the acquisition of CMG Health, Inc. ("CMG"), as discussed in Note 8. At September 30, 1997, $30,000 of revolving loans and five letters of credit totaling $8,313 were outstanding under the Revolving Credit Facility, and approximately $46,687 was available for future borrowing. At September 30, 1996, $34,000 of revolving loans and three letters of credit totaling $425 were outstanding under the Revolving Credit Facility, and approximately $50,575 was available for future borrowings.

In October 1996, a scheduled repayment of $500 was made on Senior Term Loan B. The annual amortization schedule of the Senior Term Loans is $6,498 in 1998, $10,000 in 1999, $12,500 in 2000, $20,000 in 2001, $25,000 in 2002 and $125,502
thereafter. The Senior Term Loans are subject to mandatory prepayment (i) with the proceeds of certain asset sales and (ii) on an annual basis with 50% of the Company's Excess Cash Flow (as defined in the Credit Agreement) for so long as the ratio of the Company's Total Debt (as defined in the Credit Agreement) to annual Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA" as defined in the Credit Agreement) is greater than 3.5 to 1.0. Proceeds in the amount of $4,735 received in October 1997 as a result of the disposal of one of the Company's subsidiaries (See Note 17) have been classified as current in accordance with the mandatory prepayment loan provision. At September 30, 1997, approximately $662 has been classified as current in accordance with mandatory prepayment requirements for Excess Cash Flow.

The Company is charged a commitment fee calculated at an EBITDA-dependent rate ranging from 0.250% to 0.500% per annum of the commitment under the Revolving Credit Facility in effect on each day. The Company is charged a letter of credit fee calculated at an EBITDA-dependent rate ranging from 0.375% to 1.750% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.250% per annum of the face amount of each letter of credit. Loans under the Credit Agreement bear interest at EBITDA-dependent floating rates, which are, at the Company's option, based upon (i) the higher of the Federal funds rate plus 0.5%, or bank prime rates, or (ii) Eurodollar rates. Rates on borrowing outstanding under the Senior Credit Facility averaged 8.1% and 8.3% for the years ended September 30, 1997 and 1996, respectively.

Notes - On November 22, 1995, the Company issued $100,000 aggregate principal amount of 11 1/2% senior subordinated notes due 2005 (the "Private Notes"), the net proceeds of which were applied to repay the Bridge Loan (including accrued interest) and a portion of the Revolving Credit Facility. On March 20, 1996, the Company exchanged the Private Notes for $100,000 aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2005 that are registered under the Securities Act of 1933 (the "Notes"). The Notes are senior subordinated, unsecured obligations of the Company.

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

The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or to dispose of assets or operations, to incur liens on its property or assets, to make advances, investments and loans, and to pay any dividends. The Company must also satisfy certain financial covenants and tests.

Borrowings under the Credit Agreement are secured by a first priority lien on the capital stock of certain of the Company's subsidiaries.

7.  NOTES RECEIVABLE FROM OFFICERS

In October 1995, the Company loaned several officers an aggregate of $5,800 for the purchase of common stock of the Company; subsequent to the Merger, additional loans totaling $1,615 were made to officers for the purchase of shares of common stock. Each loan is represented by a promissory note which bears interest at a rate of 6.5% per annum.

These notes are full recourse obligations of the officers, are collateralized by the pledge of common stock of the Company held by such officers and may be prepaid in part or in full without notice or penalty. Notes receivable totaling $250 and $265 were repaid during the periods ended September 30, 1997 and 1996, respectively. Also a note for $100 was canceled in January 1996 for receipt of shares of common stock. The remaining outstanding notes are due as follows: $20 in 1998 and $6,780 in 2001. The notes are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

8.  ACQUISITIONS

On September 12, 1997, the Company paid an initial $48,740 and issued 739,358 shares of Company common stock to acquire all of the capital stock of CMG, a
Maryland-based provider of managed behavioral healthcare services. The acquisition was accounted for as a purchase transaction. The consolidated financial statements of the Company include the operating results of CMG from the date of the acquisition. The purchase price for CMG was allocated to the net assets acquired based upon their estimated fair values. The Company common stock issued in the acquisition was assigned a value of $7.50 per share based on a valuation analysis performed by an independent third party. The excess of the purchase price over the net tangible assets acquired amounted to $64,715 and is being amortized over periods up to 40 years using the straight-line method. The purchase price allocation was based on preliminary estimates and may be revised upon final valuation. The Company is obligated to make contingent payments to the former shareholders of CMG if the financial results of certain contracts exceed specified base-line amounts. Such contingent payments are subject to an aggregate maximum of $23,500. Any such additional payments will be recorded as goodwill.

The following summary of the unaudited pro forma consolidated results of operations of the Company for the years ended September 30, 1997 and 1996 assumes the CMG acquisition occurred as of the beginning of the respective periods. The pro forma results include the combined historical results of the Company and CMG, and pro forma adjustments to reflect (i) interest expense associated with the debt incurred to finance the acquisition, (ii) changes to depreciation and amortization related to the allocation of the cost of CMG to the assets acquired and liabilities assumed and (iii) reductions of salaries, benefits and certain other costs included in the historical results of CMG which will be eliminated as a result of the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the respective periods, or which may result in the future.

                                                                     1997             1996
                  Revenue............................              $653,477          $522,857
                  Net loss...........................               (15,048)          (16,939)


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

On October 5, 1995, the Company paid an initial $8,730 to acquire Choate Health Management, Inc. and certain related entities ("Choate"), a Massachusetts-based integrated behavioral healthcare organization. The Company made a contingent consideration payment of $1,278 to the former shareholders of Choate in July 1996; such payment was recorded as goodwill. In June 1997, the Company and the former Choate shareholders signed an agreement which provided for the settlement of the contingent consideration related to Choate. Such agreement required no further payments by the Company. Choate was sold by the Company in September 1997 (See Note 17).

In September 1995, a contingent payment of $8,550 was made to the former shareholders of BenesYs, a subsidiary of the Company, in full settlement of any and all contingent consideration due to such former shareholders. In April 1995, a final payment of $650 was made related to the acquisition of the clinical protocols of the Washton Institute.

9.  JOINT VENTURES

CMG, which was acquired on September 12, 1997, is a 50% partner in CHOICE Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. The Company reports its investment in Choice using the equity method. Although the Company reports its share of earnings from the joint venture, the financial statements of Choice are not consolidated with those of the Company. All revenue of the joint venture is from a contract for the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") with Humana, Inc.

Summarized financial information of the joint venture, representing 100% of its business, as of September 30, 1997 and for the period from September 12, 1997 through September 30, 1997, is as follows:


         Current Assets                     $  38,286         Net Revenues                        $  3,333
         Non-Current Assets                       700         Cost of Providing Services             2,973
           Total Assets                     $  38,986
                                            =========
                                                              Gross Profit                             360
         Total Liabilities                  $  37,141
         Partners' Capital                      1,845         Other Expenses                           106
           Total Liabilities & P.C.         $  38,986         Net Income                          $    254
                                            =========                                             ========

In March 1994, the Company entered into a joint venture partnership with Community Sector Systems, Inc. ("CSS"), a software development company, to market a proprietary clinical information, communications and case documentation software package. The Company contributed $125 in capital, loaned $1,375 to CSS in 1994 and made an additional loan of $300 to CSS in 1995. In December 1996, the Company converted the $1,375 loan and the accrued interest receivable on the loan of $369 into an equity interest in CSS, and made an additional capital contribution of $500. Additionally, in February 1997 the Company contributed capital of $350 and loaned CSS $150. As of September 30, 1997, the Company has a net loan receivable from CSS of $450 and an equity investment in CSS of $2,719.

9.    JOINT VENTURES--(Continued)

In April 1995, the Company entered into a contractual arrangement with Community Health Network of Connecticut, Inc. ("CHN"), an organization consisting of 11 not-for-profit health centers in Connecticut, under which the Company has agreed to provide CHN with up to a total of $4,000 in unsecured debt to help finance CHN's Medicaid program development costs. As of September 30, 1997 and 1996, the Company had net advances to CHN outstanding of $1,732 and $2,079, respectively.

Also, in April 1995, the Company entered into a joint venture with Neighborhood Health Providers, LLC ("NHP"), an organization consisting of five hospitals located in Brooklyn and Queens, New York, under which the Company agreed to fund a portion of NHP's Medicaid program development costs in the form of $1,500 in unsecured debt. As of September 30, 1997 and 1996, the Company had net advances of $1,500 to NHP.

In September 1995, the Company paid $12,010 to Empire Blue Cross and Blue Shield ("Empire") for the right to provide behavioral health managed care services to approximately 750,000 Empire enrollees in the State of New York for a period of eight years. In connection therewith, the Company formed a limited liability company (the "Empire Joint Venture") with the Company and Empire receiving ownership interests of 80% and 20%, respectively. The payment was charged to goodwill and is being amortized over the life of the underlying contract.

In January 1996, the Company formed a joint venture with the hospital sponsors of NHP under the name Royal Health Care LLC ("Royal"), in which the Company and NHP each holds a 50% equity interest. Royal has management services contracts with certain organizations including NHP and Empire Community Delivery Systems LLC ("ECDS"). During fiscal 1996, the Company made an equity contribution and an unsecured working capital loan to Royal in the amounts of $200 and $228, respectively. During fiscal 1997, the Company made an additional capital contribution of $100 to Royal.

ECDS, which was formed in fiscal 1996, is a joint venture company in which the Company, NHP and Empire hold interests of approximately 16.7%, 16.7%, and 66.6%, respectively. The Company made capital contributions to ECDS in 1997 and 1996 of $667 and $458, respectively. Also, in 1997 and 1996 the Company provided loans to NHP, the proceeds of which were used to fund NHP's capital contributions to ECDS, of $667 and $458, respectively. The loans to NHP are secured by NHP's interest in ECDS. Empire and ECDS have entered into an agreement under which ECDS will exclusively manage and operate, on behalf of Empire, health care benefit programs (covering all services except behavioral healthcare and vision care) in the five New York City boroughs for Medicaid beneficiaries enrolled in Empire plans. Each of Empire and Royal will provide specified administrative and management services to ECDS to support its delivery of services to Empire under such agreement. Moreover, each of ECDS and Royal will hold specified equity interests in certain independent practice associations (IPAs) providing treatment services to the Empire Medicaid beneficiaries. In addition, Empire has entered into an agreement with the Empire Joint Venture to exclusively provide, on behalf of Empire, all behavioral healthcare services in New York City to such Empire Medicaid enrollees. The Royal and ECDS joint ventures and related agreements have five year terms, with up to three five-year renewals (subject to applicable regulatory approvals). Each such venture and agreement also contains customary termination provisions.

The receivables from, and the investments in, CSS, NHP, CHN, Royal and ECDS are reflected in "other assets" in the accompanying balance sheets.

10.  INCOME TAXES

Prior to the Merger, the Company filed a consolidated federal income tax return with Merck. Though no formal tax sharing agreement existed between the Company and Merck, the Company computed federal income taxes on a separate return basis and recorded such taxes in the caption "Due to parent".

The components of income tax expense (benefit) for the periods ended September 30, are as follows:

                                                           1997            1996             1995
                                                           ----            ----             ----
         Current:
              Federal................................  $   ---            $  ---           $3,030
              State..................................      283               736            1,112
                                                           283               736            4,142
         Deferred :
              Federal ...............................   (4,848)           (5,495)             200
              State..................................      439              (573)             179
                                                        (4,409)           (6,068)             379
         Total.......................................  $(4,126)         $ (5,332)          $4,521

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                              1997           1996              1995
                                                              ----           ----              ----

         U.S. federal statutory tax rate.............      (35.0)%           (35.0)%           35.0%
         State income taxes (net of federal benefit).        0.6               0.4             14.4
         Capital loss................................        6.9               ---              ---
         Merger expenses.............................        ---               5.8              ---
         Goodwill....................................        3.1               2.3             13.1
         Expenses without tax benefit...............         1.6               2.0             13.9
         Other.......................................       (0.1)              0.5              0.9
         Effective tax rate..........................      (22.9)%           (24.0)%           77.3%
                                                           =====             =====             ====

At  September  30,  1997  and  1996,   the  Company  had  $46,733  and  $23,707,
respectively, of deferred income tax assets and $55,505 and $52,080, respectively, of deferred income tax liabilities which have been netted for presentation purposes. The significant components of these amounts are shown on the balance sheet as follows:


                                                              1997                                  1996
                                                 Current         Non Current          Current          Non Current
                                                  Asset           Liability            Asset            Liability

Provision for estimated expenses............     $   7,023      $       507          $   2,630          $  2,161
Capitalized expenses........................          (407)          (1,224)              (334)           (1,436)
Net operating loss carryforwards............        ---              28,502             ---                9,170
Accelerated depreciation....................        ---             (20,194)            ---              (14,605)
Intangible asset differences................        ---             (22,979)            ---              (25,959)
                                                  $  6,616        $ (15,388)         $   2,296          $(30,669)
                                                  ========        =========          =========          ========

Management believes that the deferred tax assets will be fully realized based on future reversals of existing taxable temporary differences and projected operating results of the Company. As a result, no valuation allowance has been provided. At September 30, 1997, the Company had U.S. federal net operating loss carryforwards of approximately $76,630 for tax purposes. Approximately $5,920 of the carryforwards expire in 2010, $21,460 expire in 2011 and $49,250 expire in 2012.

11.  COMMITMENTS AND CONTINGENCIES

a. Leases

The Company leases office facilities and equipment under various noncancelable operating leases.

At  September  30,  1997,  the  minimum   aggregate  rental   commitments  under
noncancelable leases, excluding renewal options, are as follows:

                  1998.................................................     $13,469
                  1999.................................................      11,606
                  2000.................................................       9,892
                  2001.................................................       8,699
                  2002.................................................       6,382
                  Thereafter...........................................      18,219
                  Minimum lease payments...............................      68,267
                  Less amounts representing sublease income............      (2,060)
                                                                            $66,207

Several of the leases contain escalation provisions due to increased maintenance costs and taxes. Scheduled rent increases are amortized on a straight-line basis over the lease term. Total rent expense for the periods ended September 30, 1997, 1996 and 1995 amounted to $15,842, $13,059 and $10,115, respectively.

b.  Employment Agreements

The Company and certain of its subsidiaries have employment agreements with various officers and certain other management personnel that provide for salary continuation for a specified number of months under certain circumstances. The aggregate commitment for future salaries at September 30, 1997, excluding bonuses, was approximately $2,735.

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

11.   COMMITMENTS AND CONTINGENCIES--(Continued)

The Company is engaged in various other legal proceedings that have arisen in the ordinary course of its business. The Company believes that the ultimate outcome of such proceedings will not have a material effect on the Company's financial position, liquidity or results of operations.

d.  Insurance

Under the Company's professional liability insurance policy, coverage is limited to the period in which a claim is asserted, rather than when the incident giving rise to such claim occurred. The Company has obtained professional liability insurance through October 6, 1998; however, in the event the Company was unable to obtain professional liability insurance at the expiration of the current policy period, it is possible that the Company would be uninsured for claims asserted after the expiration of the current policy period. Historical experience of the Company does not indicate that losses, if any, arising from claims asserted after the expiration of the current professional liability policy period would have a material effect on the Company's financial position, liquidity or results of operations.

e.  CHAMPUS Contract

On April 1, 1997, the Company began providing mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS in the Southwestern and Midwestern United States, designated as CHAMPUS Regions 7 and 8. The fixed monthly amounts that the Company receives for medical costs and records as revenue are subject to a one-time retroactive adjustment scheduled to be determined in August 1998 based upon actual healthcare utilization during the period known as the "data collection period". The data collection period is the year ended March 31, 1997. Because of the inherent uncertainty surrounding factors included in the determination of the final retroactive adjustment, management has not been able to quantify a range of potential adjustment, and accordingly no adjustments have been recorded as of September 30, 1997. As a result, the amount of recorded revenue and income from the CHAMPUS contract may differ significantly from the amount that would have been recorded had the actual factors been known.

12.  RELATED PARTY TRANSACTIONS

During the period ended September 30, 1997, the Company paid consulting fees and board fees to KKR totaling approximately $500. During the period ended September 30, 1996, the Company paid consulting fees and board fees to KKR totaling approximately $5,900; of such amount, $5,500 related to the Merger and associated financing transactions.

Prior to the merger, Medco disbursed funds on behalf of the Company for the payment of certain of the Company's U.S. federal, state and local income taxes and certain acquisition transactions described in Note 8.

Included in expense for the periods ended  September 30, 1997, 1996 and 1995 are
charges  totaling  $1,467,   $1,218  and  $703,   respectively,   related  to  a
prescription drug benefit program administered by Medco.

The average balance due to the parent (Medco) for fiscal 1995 was $40,996; such balance was repaid in full on October 6, 1995 in connection with the Merger. A summary of intercompany activity with the parent is as follows:

         Due to parent, October 1, 1994.......................                $   37,931

         Allocation of costs from parent......................                       379
         Intercompany purchases...............................                       659
         Income taxes paid by parent..........................                     3,795
         Cash transfer from parent............................                    28,049
         Due to parent, September 30,1995.....................                    70,813

         Adjustment to income taxes paid by parent ...........                    (2,935)
         Repayment made in connection with the Merger.........                   (67,878)
         Due to parent, September 30,1996.....................                $     ---


13.  RESTRUCTURING CHARGE

The Company recorded a pre-tax restructuring charge of $2,995 related to a plan, adopted and approved in the fourth quarter of 1996, to restructure its staff offices by exiting certain geographic markets and streamlining the field and administrative management organization of Continuum Behavioral Healthcare Corporation, a subsidiary of the Company. This decision was in response to the results of underperforming locations affected by the lack of sufficient patient flow in the geographic areas serviced by these offices and the Company's ability to purchase healthcare services at lower rates from the network. In addition, it was determined that the Company would be able to expand beneficiary access to specialists and other providers, thereby achieving more cost-effective treatment, and to favorably shift a portion of the economic risk, in some cases, of providing outpatient healthcare to the provider through the use of case rates and other alternative reimbursement methods. The restructuring charge was comprised primarily of accruals for employee severance, real property lease terminations and write-off of certain assets in geographic markets which were being exited. The restructuring plan was substantially completed during fiscal 1997.

14.  MAJOR CUSTOMERS

For fiscal 1997, revenue derived from a state Medicaid contract accounted for approximately 12% of the Company's operating revenues. For fiscal 1996 and 1995, no customer accounted for more than 10% of the Company's operating revenues.

15.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees who have completed one year of active employment during which 1,000 hours of service has been credited. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Company matches employee contributions at the rate of 50% (25% for periods prior to January 1, 1997) of the employee's contributions to the 401(k) savings plan, up to a maximum of 6% of an employee's annual compensation. The Company's 401(k) savings plan contribution recognized as expense for the periods ended September 30, 1997, 1996 and 1995 was $1,289, $542 and $330, respectively.

16.  STOCK OPTIONS AND AWARDS

Effective October 1, 1996, the Company adopted SFAS No. 123. As permitted by the standard, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on the fair value as of the grant dates for awards under these plans, the Company's net loss for the years ending September 30, 1997 and 1996 would have increased to the pro forma amounts indicated below:

                                                                 1997             1996
                                                                          ----             ----
                  Net loss:
                    As reported...............................          $(13,872)        $(17,881)
                    Pro forma (unaudited).....................           (15,729)         (19,428)

The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

In October 1995, the Company adopted the 1995 Stock Purchase and Option Plan for Employees of Merit Behavioral Care Corporation and Subsidiaries (the "1995 Option Plan"). The 1995 Option Plan permits the issuance of common stock and the grant of up to 8,561,000 non-qualified stock options (the "1995 Options") to purchase shares of common stock to key employees of the Company. The exercise price of 1995 Options will not be less than 50% of the fair market value per share of common stock on the date of such grant. Such options vest at the rate of 20% per year over a period of five years. An option's maximum term is 10 years.

In January 1996, the Company adopted a second stock option plan, the Merit Behavioral Care Corporation Employee Stock Option Plan ("1996 Employee Option Plan"). The 1996 Employee Option Plan covers all employees not included in the 1995 Option Plan whose employment commenced prior to January 1, 1997. The 1996 Employee Option Plan permits the grant of up to 1,000,000 non-qualified stock options (the "1996 Employee Options") to purchase shares of common stock. The 1996 Employee Options vest on the fourth anniversary of the date of grant, provided that the employee remains employed with the Company on such date. The 1996 Employee Options are exercisable after an initial public offering of common stock of the Company meeting certain requirements. An option's maximum term is 10 years.

The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in the years ending September 30, 1997 and 1996:

                                                                                   1997              1996
                                                                                   ----              ----

                      Expected dividend yield..........................            0.00%             0.00%
                      Expected volatility..............................            1.00%             1.00%
                      Risk-free interest rates.........................            6.44%             6.08%
                      Expected option lives (years)....................            7.0               7.0

Information regarding the Company's stock option plans is summarized below:


                                                     1995 Option Plan                1996 Employee Option Plan
                                                             Weighted average                      Weighted average
                                                  Shares      Exercise Price           Shares        Exercise Price

       Outstanding at October 1, 1995.......         ---                                 ---
       Granted..............................     5,698,000         $5.00               835,175         $7.50
       Canceled.............................      (585,000)        $5.00              (119,625)        $7.50
       Outstanding at September 30, 1996....     5,113,000         $5.00               715,550         $7.50
       Granted..............................     1,327,075         $7.22               254,400         $7.50
       Exercised............................        (3,000)        $5.00                 ---             ---
       Canceled.............................      (202,000)        $5.74              (212,300)        $7.50
       Outstanding at September 30, 1997....     6,235,075         $5.45               757,650         $7.50


The weighted-average fair values of options granted during fiscal 1997 and 1996 for the 1995 Option Plan were $1.42 and $1.72, respectively. The weighted-average fair values of options granted during fiscal 1997 and 1996 for the 1996 Employee Option Plan were $0.87 and $0.01, respectively.

The following table summarizes information about stock options outstanding as of September 30, 1997:

                                             1995 Option Plan          1996 Employee Option Plan
         Range of exercise price                 $5.00-$7.50                      $7.50
         Weighted-average remaining
           contracted life (years)                  8.38                           8.51

As of September 30, 1997, 993,600 shares pertaining to the 1995 Option Plan were exercisable with an exercise price of $5.00. No shares were exercisable for the 1996 Employee Option Plan as of September 30, 1997.

Prior to the Merger, employees of the Company participated in stock option plans administered by Merck. Pursuant to these plans, options were granted at the fair market value of Merck common stock on the date of grant and generally vest over a period of five years. The Company realizes an income tax benefit when Company employees exercise either (a) nonqualified Merck stock options; or (b) Merck incentive stock options, assuming the underlying common stock is sold within one year from the date that the incentive stock option was exercised. This benefit results in a decrease in tax liabilities and an increase in additional paid in capital. During 1997 and 1996, the Company recorded tax benefits of $11,630 and $1,505, respectively, from the exercise of Merck options. Information regarding the options outstanding under these plans held by employees of the Company at September 30, 1997 and 1996 is as follows:


                                                          Shares                          Option Price Per Share
                                                    1997             1996                  1997                1996

         Vested.............................       497,353          905,504            $ 3.78 to $25.87    $3.78 to $35.75
         Unvested...........................       127,472          391,169            $21.93 to $22.24    $3.78 to $35.75
         Total..............................       624,825        1,296,673


16.   STOCK OPTIONS AND AWARDS--(Continued)

Through September 30, 1995, employees of the Company participated in an Employee Stock Purchase Plan administered by Merck. The stock plan permitted employees of the Company to purchase Merck common stock at the end of each quarter at a price equal to 85% of the fair market value at that date.

17.   DISPOSAL OF SUBSIDIARY

In September 1997, the Company sold Choate for approximately $4,775 ($4,735 of which was received in October 1997.) The Company recognized a loss of approximately $6,925 relating to the transaction.

18.  MERGER COSTS AND SPECIAL CHARGES

In fiscal 1997, the Company recognized approximately $733 of expenses associated with uncompleted acquisition transactions. Also, the Company incurred other special charges of approximately $581 related to nonrecurring employee benefit costs associated with the exercise of stock options by employees of the Company under plans administered by Merck. A significant number of these stock options, which were granted prior to the Merger, required exercise by September 30, 1997.

19. SUPPLEMENTAL INFORMATION

Supplemental   cash  flow  information  and  noncash   investing  and  financing
activities are as follows:

                                                              1997             1996              1995
                                                              ----             ----              ----
         Supplemental Cash Flow Information:
              Cash (received) paid for income taxes..    $    (596)           $1,100           $2,167
              Cash paid for interest.................       23,568            17,676              ---

         Supplemental Noncash Investing and
           Financing Activities:
              Record deferred taxes associated
                 with the Merger.....................          ---             7,594              ---
              Exercise of Merck stock options........       11,630             1,505              ---
              Acquisitions:
                  Fair value of assets acquired,
                    other than cash..................       82,412            14,360              ---
                  Liabilities assumed................      (41,622)           (2,962)             ---
                  Total consideration paid...........       40,790            11,398              ---
                  Stock consideration paid...........       (5,545)              ---              ---
                  Cash consideration paid............       35,245            11,398              ---
                  Contingent consideration...........          400             1,278            9,580
              Cash used for acquisitions,
                net of cash acquired.................      $35,645          $ 12,676          $ 9,580


20.  RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning October 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis with respect to which operating segments of its business it will provide such information

21.   SUBSEQUENT EVENT

On October 24, 1997, the Company signed a definitive merger agreement under which a subsidiary of Magellan Health Services, Inc. ("Magellan") will merge into the Company. As a result of this merger, the Company will become a wholly owned subsidiary of Magellan. Under the terms of the merger agreement, Magellan will purchase all of the Company's outstanding stock and other equity interests for approximately $460 million in cash and refinance the Company's existing debt. In addition, all options outstanding under the 1995 Option Plan and the 1996 Employee Option Plan will fully vest upon closing of the transaction. Completion of the merger transaction is subject to a number of conditions, including Magellan's receipt of sufficient financing for the transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, the receipt of certain healthcare and insurance regulatory approvals, and other conditions.